Form 10QSB
period 2004-01-31
STELLAR RESOURCES LTD
filed 2004-03-15
CIK 1217027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-103364


                             Stellar Resources Ltd.
                             ----------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                98-0373867
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6075 S. Eastern Avenue, Suite 1, Las Vegas, Nevada                         89119
--------------------------------------------------                         -----
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (604) 584-1895
                                               --------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The total number of shares of Common Stock, par value $0.001 per share, outstanding as of January 31, 2004, was 3,568,220.

                                TABLE OF CONTENTS
                                -----------------


Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Balance Sheets ................................................. 5

              Interim Statements of Operations ............................... 6

              Interim Statements of  Cash Flows .............................. 7

              Notes to Interim Financial Statements .......................... 8

     Item 2.  Management's Discussion and Analysis or Plan of Operations......12

     Item 3.  Control and Procedures..........................................14

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................14

     Item 2.  Changes in Securities...........................................14

     Item 3.  Defaults Upon Senior Securities.................................14

     Item 4.  Submission of Matters to a Vote of Security Holders.............14

     Item 5.  Other Information...............................................14

     Item 6.  Exhibits and Reports on Form 8-K................................14

SIGNATURES ...................................................................15

Forward Looking Statements. - This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------












                             STELLAR RESOURCES LTD.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                          ----------------------------

                                JANUARY 31, 2004

                                   (Unaudited)






















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 --------------


                                                                       January 31,         July 31,
                                                                           2004              2003
------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                               $         294     $       2,459
   Prepaids (Note 3)                                                              -            10,678
------------------------------------------------------------------------------------------------------

                                                                      $         294     $      13,137
======================================================================================================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                           $      10,619     $       4,531
   Notes payable (Note 4)                                                    68,321            20,099
------------------------------------------------------------------------------------------------------

                                                                             78,940            24,630
------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital stock (Note 5)
      Common stock $.001 par value; 200,000,000 shares authorized
      3,568,220 (2003 - 3,568,220) issued and outstanding                     3,568             3,568
   Additional paid-in capital                                                86,665            86,665
   Deficit accumulated during the exploration stage                        (168,879)         (101,726)
------------------------------------------------------------------------------------------------------

                                                                            (78,646)          (11,493)
------------------------------------------------------------------------------------------------------

                                                                      $         294     $      13,137
======================================================================================================














              The accompanying notes are an integral part of these
                          interim financial statements

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                        --------------------------------

                                   (Unaudited)


                                     Three Months   Three Months    Six Months     Six Months    April 9, 1999
                                        Ended          Ended          Ended          Ended       (inception) to
                                     January 31,    January 31,    January 31,    January 31,     January 31,
                                         2004           2003           2004           2003            2004
---------------------------------------------------------------------------------------------------------------


EXPENSES
   Consulting fees                   $         -    $     2,500    $     5,799    $     9,210    $      27,780
   Filing fees                             3,275            180          3,275          5,155           10,294
   General and administrative              3,471          1,758          8,134          4,012           16,418
   Professional fees                       2,636          1,100          2,636          7,000           23,148
   Mineral property expenditures               -          3,807         47,309          8,588           91,239
---------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD              $    (9,382)   $    (9,345)   $   (67,153)   $   (33,965)   $    (168,879)
===============================================================================================================




BASIC NET LOSS PER SHARE             $     (0.01)   $     (0.01)   $     (0.02)   $     (0.01)
==============================================================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     3,568,220      3,336,311      3,568,220      3,336,311
==============================================================================================























              The accompanying notes are an integral part of these
                          interim financial statements

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                        --------------------------------

                                   (Unaudited)



                                                                                              April 9, 1999
                                                            Six months        Six months      (inception) to
                                                          ended January     ended January      January 31,
                                                             31, 2004          31, 2003            2004
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss for the period                                 $     (67,153)    $     (33,965)    $    (168,879)
  - Changes in working capital assets and liabilities
       Prepaids                                                  10,678              (836)                -
       Accounts payable                                           6,088            (9,207)           10,619
       Accrued interest                                           1,769                 -             1,936
------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING
  ACTIVITIES                                                    (48,618)          (44,008)         (156,324)
------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING
  ACTIVITIES
  Common stock sales and subscriptions                                -            46,252            90,233
  Notes payable                                                  45,502             1,976            65,434
------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                                     45,502            48,228           155,667
------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                     951                 -               951
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                      (2,165)            4,220               294

CASH, BEGINNING OF PERIOD                                         2,459             1,795                 -
------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                       $         294     $       6,015     $         294
============================================================================================================













              The accompanying notes are an integral part of these
                          interim financial statements

                             STELLAR RESOURCES LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------

                                JANUARY 31, 2004
--------------------------------------------------------------------------------
                                   (Unaudited)


NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property exploration and development. Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd. To date, the Company has not generated any revenues from operations and has a working capital deficiency of $78,646 at January 31, 2004. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, and on the future development of its mineral property interest. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient enough to finance additional exploration work and provide working capital for the next twelve months.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2003 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Mineral property costs
----------------------
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

Loss Per Share
--------------
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Financial Instruments
---------------------
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during the period no pro-forma disclosure has provided.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2004
--------------------------------------------------------------------------------
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The  Company  has  also  adopted  the  provisions  of the  Financial  Accounting
Standards  Board  Interpretation  No.44,  Accounting  for  Certain  Transactions
Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
------------
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As at July 31, 2003 and January 31, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Under SFAS 144, the Company is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, and impairment loss is recognized. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard has not had any impact on the Company's financial position or results of operations and as January 31, 2004, the Company has not recorded any impairments of long-lived assets.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2004
--------------------------------------------------------------------------------
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In May, 2003,  SFAS 150,  "Accounting  for Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

FIN 45
------
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has not had a material effect on the Company's financial position or results of operations.

FIN 46
------
In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 has not had a material effect on the Company's financial position or results of operations.


NOTE 3 - MINERAL PROPERTY
--------------------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay US$3,298 (C$5,000) by June 30, 2002 (paid), US$3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As at July 31, 2003 the Company had made advances towards its work program of $10,678 which had been recorded as prepaid expenses. As of January 31, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of US$91,239.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2004
--------------------------------------------------------------------------------
(Unaudited)


NOTE 4 - NOTE PAYABLE
--------------------------------------------------------------------------------

The Company has received a total of $66,345 (C$88,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%. To January 31, 2004 $1,976 of interest has been accrued in connection with these loans.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

On April 12, 1999 3,000,000 shares were issued for proceeds of $3,000.

As at July 31, 2002 the Company had received subscriptions of $35,981 towards the issuance of 359,810 shares at $0.10 per share.

During October, 2002 the Company issued of 365,476 shares at $.10 per share and 136,496 shares at $.25 per share for proceeds of $70,672 of which $35,981 had been received at July 31, 2002. In January, 2003 the Company issued 20,000 shares at $0.25 per share for proceeds of $5,000 and 46,248 shares at $0.25 per share for proceeds of $11,561 in March 2003.

There were no capital stock transactions during the six months ended January 31, 2004.


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year ended July 31, 2003 the Company incurred $1,585 in consulting fees to the President and a Company director (2002 - nil).

During the six months ended January 31, 2004 the Company had no related party transactions.

Refer to Note 3.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to January 31, 2004 of approximately $169,000 which expire between the years 2014 - 2018 and which may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, Stellar Resources Ltd. ("the Company") acquired an option to a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay US$3,298 (C$5,000) by June 30, 2002 (paid), US$3,619 (C$5,000) by July 30,
2003 (paid), and must incur certain other property expenditures. As at July 31, 2003 the Company had made advances towards its work program of $10,678 which had been recorded as prepaid expenses. As of January 31, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of US$91,239 (US$47,309 unaudited).

Exploration of the Claim Groups has resulted in the discovery of G9 pyrope garnets and chrome diopsides, both of which are minerals that indicate the potential presence of diamonds on the properties.

The Company is an exploration-stage company, and cannot give you assurance that commercially viable diamond deposits exist on the properties. Extensive exploration and sampling of rock from the mineral claims will be required before we can make an evaluation as to the economic feasibility of developing or finding valuable diamond deposits on these mineral claims. We have not, as yet, identified any diamonds on the properties. Our proposed exploration program is designed to search for diamonds in commercially exploitable quantities.

We have registered an offering of 3,000,000 of our 3,568,220 issued and outstanding shares of our common stock for the benefit of our security holders under a Form SB-2 Registration Statement. Those selling security holders currently own 3,000,000 of the issued 3,568,220 shares, constituting 84.60% of our issued and outstanding stock as of January 31, 2004.

We have not realized any proceeds as a result of filing the Form SB-2 Registration Statement being declared effective on February 20, 2004. We cannot provide any assurance that any shares registered can be sold.

Our securities are not listed on any national exchange however, we have initiated quotation of our shares with the National Association of Securities Dealers, ("NASD").

The selling shareholders will sell our shares at $0.25 per share until our shares are quoted on the NASD (OTC Bulletin Board), and thereafter at prevailing market prices or privately negotiated prices. The determination of this price arbitrarily was based upon the price of the last sale of our common stock to investors.

Facilities.  Our facilities are a 50% interest in two land packages (the Beatton
-----------
and Alces Claim Groups), totaling 197 units, or 4,925 hectares in the Fort St. John region of British Columbia, Canada.

Liquidity.  As shown in the accompanying interim financial  statements,  we have
----------
incurred a net loss of $168,858 for the period from April 9, 1999 (inception) to January 31, 2004. Our future depends on our ability to obtain financing and upon future profitable operations from the development of our claims. We have plans to seek additional capital through a private placement and public offering of our common stock.

As at January 31, 2004, we had cash on hand of $294, with liabilities totaling $78,919. Those liabilities consist of $10,619 in accounts payable and $68,300 due under notes payable and their accrued interests.

Our Plan of  Operation.  We are a  development  stage company and have a minimum
-----------------------
amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the forms of loans or by selling our equity.

Our primary activity for the next 12 months will be to further develop the remainder Two Phases, which are only initial phases of a full exploration effort.

The recommended first phase (project) had an anticipated duration of ten days, which progressed to well over 35 days, and consist of heavy mineral separates, indicator counts and analyses of diamond indicator samples. Further stream sediment and glacial till samples must be taken on a regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling in our next two phases will allow us to develop an understanding of the magnitude of property scale anomalies.

Indicator and grain studies on our samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials.

The second phase of the program will consist of the collection of thirty diamond indictor samples. This program will utilize 4x4 vehicles and a helicopter. Further stream sediment and glacial till samples must be taken on the regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling will allow us to develop an understanding of the magnitude of property scale anomalies.

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our recommended timeframe for the Phase 2 program is ten days. These ten days are dependant upon our financial position in late 2004.

The third phase of the program will consist of the collection of thirty diamond indicator samples. The program will use 4x4 vehicles as well as helicopter to assist in the collection of the samples. Further stream sediment and glacial till samples must be taken on the regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling will allow us to develop an understanding of the magnitude of property scale anomalies.

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our timeframe for the Phase 3 program is ten days, which is dependant upon our financial position in 2005.

Our plan for the next 12 months.  Will  consist of  further  exploration  on the
--------------------------------
properties over which we hold the mineral option. We intend to continue retaining The Saskatchewan Research Council to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite indicators, and gather larger mini-bulk and bulk samples. The Saskatchewan Research Council will attempt to conduct further geochemistry tests to locate underground dykes, which are not visible at the surface and magnetic surveys to trace them. During phase two, we intend to continue to collect and analyse samples found on the properties covered by our permits, additionally we will consider further ground acquisition as mineral dispersion trains are developed and possible source areas are identified.

We estimate that we will require approximately Cdn. $102,000 to $130,000 to conduct our exploration program through to early September 2004. These amounts will be used to pay for prospecting and geological mapping, helicopter, accommodations and food for field technician crew, 4 x 4 rental, fuel, field supplies, including fees to our Project Geologist Derrick Strickland of Cdn. $500.00 per day, plus out of pocket expenses, for the days he attends our site. We plan to raise a minimum of Cdn. $102,000 through one or more private offerings pursuant to Rule 506 or Regulation D, or through offshore offerings pursuant to Regulation S. Nothing in this prospectus shall constitute an offer of any securities for sale and such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely case all activity related tour exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program. The amounts owed to these individuals are payable upon demand.

We do not anticipate that we will purchase or sell any mineral claims, equipment, or inventory within the next three to six months unless we generate significant revenues.

We do anticipate that we will hire employees in the next nine to twelve months.

We believe our future success is dependant upon the support and service of our key personnel. Our officers and directors can only be paid if and when we generate sufficient revenue after payment of our day-to-day working expenses, including the payment of legal and accounting fees.

Item 3.  Control and Procedures
-------------------------------

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.  Change in Securities
-----------------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the three-month period ended January 31, 2003:

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K:
-------------------

None.

Exhibits:
-------

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 12, 2004                    STELLAR RESOURCES LTD.


                                             By:   /s/ Andrew Reid
                                                   -----------------------------
                                                   Andrew Reid

                                             Its:  President, Director and CEO