Form 10QSB/A
period 2004-01-31
STELLAR RESOURCES LTD
filed 2004-03-16
CIK 1217027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  -------------




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














              The accompanying notes are an integral part of these
                          interim financial statements

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                        --------------------------------

                                   (Unaudited)


                                     Three Months   Three Months    Six Months     Six Months    April 9, 1999
                                        Ended          Ended          Ended          Ended       (inception) to
                                     January 31,    January 31,    January 31,    January 31,     January 31,
                                         2004           2003           2004           2003            2004
---------------------------------------------------------------------------------------------------------------


EXPENSES
   Consulting fees                   $         -    $     2,500    $     5,799    $     9,210    $      27,780
   Filing fees                             3,275            180          3,275          5,155           10,294
   General and administrative              3,471          1,758          8,134          4,012           16,418
   Professional fees                       2,636          1,100          2,636          7,000           23,148
   Mineral property expenditures               -          3,807         47,309          8,588           91,239
---------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD              $    (9,382)   $    (9,345)   $   (67,153)   $   (33,965)   $    (168,879)
===============================================================================================================





BASIC NET LOSS PER SHARE             $    (0.000)   $     (0.00)   $     (0.02)   $     (0.01)
==============================================================================================


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     3,568,220      3,336,311      3,568,220      3,336,311
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Mineral property costs
----------------------

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the
Company has not established any proven or probable reserves on its mineral properties. Effective August 1, 2002 the Company adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at July 31, 2003 and January 31, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Under SFAS 144, the Company is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, and impairment loss is recognized. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard has not had any impact on the Company's financial position or results of operations and as January 31, 2004, the Company has not recorded any impairments of long-lived assets.

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


NOTE 3 - MINERAL PROPERTY
--------------------------------------------------------------------------------


By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As at July 31, 2003 the Company had made advances towards its work program of $10,678 which had been recorded as prepaid expenses. As of January 31, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $91,239.


NOTE 4 - NOTES PAYABLE
--------------------------------------------------------------------------------


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

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------


No matters were submitted to a vote of the Company's shareholders during the three-month period ended January 31, 2004:


Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K:
-------------------

None.

Exhibits:
-------


31.1 Stellar Resources Ltd. Officer's Certificate Pursuant to Section 302 by Andrew Reid, Chief Executive Officer

31.2 Stellar Resources Ltd. Officer's Certificate Pursuant to Section 302 by Michael Rezac, Chief Financial Officer

32.1      Stellar Resources Ltd. Officer's  Certification  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Andrew Reid, Chief Executive Officer

32.2      Stellar Resources Ltd. Officer's  Certification  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael Rezac, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   March 16, 2004                      STELLAR RESOURCES LTD.



                                             By:   /s/ Andrew Reid
                                                   -----------------------------
                                                   Andrew Reid

                                             Its:  President, Director and CEO