Form 10QSB
period 2004-04-30
STELLAR RESOURCES LTD
filed 2004-06-14
CIK 1217027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004


[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ----------   ----------

Commission File No. 333-103364

                             Stellar Resources ltd.
                             ----------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                98-0373867
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 11, 2004 was 3,568,220.

                                TABLE OF CONTENTS
                                -----------------


Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Balance Sheets ...................................................   5

          Interim Statements of Operations .................................   6

          Interim Statements of  Cash Flows ................................   7

          Notes to Interim Financial Statements ............................   8

     Item 2.  Management's Discussion and Analysis or Plan of Operations....  12

     Item 3.  Control and Procedures........................................  14

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  14

     Item 2.  Changes in Securities.........................................  14

     Item 3.  Defaults Upon Senior Securities...............................  14

     Item 4.  Submission of Matters to a Vote of Security Holders...........  14

     Item 5.  Other Information.............................................  14

     Item 6.  Exhibits and Reports on Form 8-K..............................  14

SIGNATURES .................................................................  15

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements
------------------------------








                             STELLAR RESOURCES LTD.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS


                                 APRIL 30, 2004

                                   (Unaudited)



























BALANCE SHEETS


INTERIM STATEMENTS OF OPERATIONS


INTERIM STATEMENTS OF CASH FLOWS


NOTES TO INTERIM FINANCIAL STATEMENTS

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 --------------



                                                                         April 30,            July 31,
                                                                            2004                2003
==========================================================================================================
                                                                        (unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash                                                               $            69     $         2,459
   Prepaids (Note 3)                                                                -              10,678
----------------------------------------------------------------------------------------------------------

                                                                      $            69     $        13,137
==========================================================================================================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                           $         6,705     $         4,531
   Notes payable (Note 4)                                                      72,181              20,099
----------------------------------------------------------------------------------------------------------

                                                                               78,886              24,630
----------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital stock (Note 5)
      Common stock $.001 par value; 200,000,000 shares authorized
      3,568,220 (2003 - 3,568,220) issued and outstanding                       3,568               3,568
   Additional paid-in capital                                                  86,665              86,665
   Deficit accumulated during the exploration stage                          (169,050)           (101,726)
----------------------------------------------------------------------------------------------------------

                                                                              (78,817)            (11,493)
----------------------------------------------------------------------------------------------------------

                                                                      $            69     $        13,137
==========================================================================================================


















                 The accompanying notes are an integral part of
                       these interim financial statements

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                        --------------------------------

                                   (Unaudited)


                                                                                                                 April 9, 1999
                                              Three Months     Three Months     Nine Months      Nine Months      (inception)
                                              Ended April      Ended April      Ended April      Ended April      to April 30,
                                                30, 2004         30, 2003         30, 2004         30, 2003           2004
===============================================================================================================================


EXPENSES
   Consulting fees                           $           -    $       6,971    $       5,799    $      16,182    $      27,780
   Filing fees                                           -                -            3,275            5,155           10,294
   General and administrative                         (765)           2,151            7,368            6,161           15,652
   Professional fees                                   937            3,236            3,573           10,236           24,085
   Mineral property expenditures                         -                -           47,309            8,588           91,239
-------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                      $        (172)   $     (12,358)   $     (67,324)   $     (46,322)   $    (169,050)
===============================================================================================================================



BASIC NET LOSS PER SHARE                     $       (0.00)   $       (0.00)   $       (0.02)   $       (0.01)
=============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                 3,568,220        3,409,571        3,568,220        3,409,571
=============================================================================================================


























                 The accompanying notes are an integral part of
                       these interim financial statements

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                        --------------------------------

                                   (Unaudited)



                                                                                                   April 9, 1999
                                                            Nine months         Nine months       (inception) to
                                                          ended April 30,     ended April 30,        April 30,
                                                                2004                2003                2004
==================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $       (67,324)    $       (46,322)    $      (169,050)
  - Changes in working capital assets and liabilities
      Prepaids                                                     10,678                   -                   -
      Accounts payable                                              2,174              (6,717)              6,705
      Accrued interest                                              2,722                  57               2,889
------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (51,750)            (52,982)           (159,456)
------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock sales and subscriptions                                  -              51,252              90,233
  Notes payable                                                    50,777               1,948              70,709
------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           50,777              53,200             160,942
------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                    (1,417)                  -              (1,417)
------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                        (2,390)                218                  69

CASH, BEGINNING OF PERIOD                                           2,459               1,795                   -
------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                       $            69     $         2,013     $            69
==================================================================================================================


















                 The accompanying notes are an integral part of
                       these interim financial statements

                             STELLAR RESOURCES LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2004
--------------------------------------------------------------------------------
                                   (Unaudited)


NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property exploration and development. Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd. To date, the Company has not generated any revenues from operations and has a working capital deficiency of $78,817 at April 30, 2004. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, and on the future development of its mineral property interest. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient enough to finance additional exploration work and provide working capital for the next twelve months.

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2003 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Mineral property costs
----------------------
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the
Company has not established any proven or probable reserves on its mineral properties. Effective August 1, 2002 the Company adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at July 31, 2003 and April 30, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

--------------------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Under SFAS 144, the Company is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, and impairment loss is recognized. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard has not had any impact on the Company's financial position or results of operations and as April 30, 2004, the Company has not recorded any impairments of long-lived assets.

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

NOTE 3 - MINERAL PROPERTY
--------------------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As at July 31, 2003 the Company had made advances towards its work program of $10,678 which had been recorded as prepaid expenses. As of April 30, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $91,239.


NOTE 4 - NOTES PAYABLE
--------------------------------------------------------------------------------

The Company has received a total of $69,292 (C$95,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%. To April 30, 2004 $2,889 of interest has been accrued in connection with these loans.


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

There were no capital stock transactions during the nine months ended April 30, 2004.


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year ended July 31, 2003 the Company incurred $1,585 in consulting fees to the President and a Company director (2002 - nil).

During the nine months ended April 30, 2004 the Company had no related party transactions.

Refer to Note 3.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to April 30, 2004 of approximately $171,000 which expire between the years 2014 - 2018 and which may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, Stellar Resources Ltd. ("the Company") acquired an option to a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay US$3,298 (C$5,000) by June 30, 2002 (paid), US$3,619 (C$5,000) by July 30,
2003 (paid), and must incur certain other property expenditures. As at July 31, 2003 the Company had made advances towards its work program of $10,678 which had been recorded as prepaid expenses. As of April 30, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of US$91,239 (US$47,309 unaudited).

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

We have registered an offering of 3,000,000 of our 3,568,220 issued and outstanding shares of our common stock for the benefit of our security holders under a Form SB-2 Registration Statement. Those selling security holders currently own 3,000,000 of the issued 3,568,220 shares, constituting 84.60% of our issued and outstanding stock as of April 30, 2004.

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

Liquidity.  As shown in the accompanying interim financial  statements,  we have
----------
incurred a net loss of $169,050 for the period from April 9, 1999 (inception) to April 30, 2004. Our future depends on our ability to obtain financing and upon future profitable operations from the development of our claims. We have plans to seek additional capital through a private placement and public offering of our common stock.

As at April 30, 2004, we had cash on hand of $69, with liabilities totaling $78,886. Those liabilities consist of $6,705 in accounts payable and $72,181 due under notes payable and their accrued interests.

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


Item 3.   Control and Procedures
--------------------------------

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

Item 1.   Legal Proceedings
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.


Item 2.   Change in Securities
------------------------------

Not applicable.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

None.


Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the three-month period ended April 30, 2004:


Item 5.   Other Information
---------------------------

None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

Reports on Form 8-K:
--------------------

None.

Exhibits:
---------

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 14, 2004                        STELLAR RESOURCES LTD.


                                             By:   /s/ Andrew Reid
                                                   -----------------
                                                   Andrew Reid

                                             Its:  President, Director and CEO