Form 10KSB
period 2004-07-31
STELLAR RESOURCES LTD
filed 2004-10-29
CIK 1217027

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 2004
                               -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ---------    ------------

     Commission File No. 333-103364
                         ----------


                             STELLAR RESOURCES LTD.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                          98-0373867
-------------------------------                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

6075 S. Eastern Avenue, Suite 1,
Las Vegas, Nevada                                         89119
----------------------------------------                  -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       604-584-1895
                                                          ------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock
                                                              ------------
                                                              ($0.001 par value)
                                                              ------------------

Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for year ended July 31, 2004 were $NIL. The Issuer is a development stage company and has no revenues to report at this time.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, as of October, 28 2004 was $ 836,686.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ] NOT APPLICABLE
                                                             --------------

The number of shares of the issuer's Common Stock outstanding as of October 28, 2004 was 3,568,220.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                                TABLE OF CONTENTS
                                -----------------

Part I                                                                      Page

       Item 1.     Description of Business . . . . . . . . . . . . . . . . .   5
       Item 2.     Description of Property . . . . . . . . . . . . . . . . .   7
       Item 3.     Legal Proceedings.  . . . . . . . . . . . . . . . . . . .   7
       Item 4.     Submission of Matters to a Vote of Security holders . . .   7

Part II

       Item 5.     Market for Common Equity and Related Stockholders
                     Matters . . . . . . . . . . . . . . . . . . . . . . . .   7
       Item 6.     Plan of Operation . . . . . . . . . . . . . . . . . . . .   8
       Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . .  12
       Item 8.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure . . . . . . . . . . .  22

Part III

       Item 9.     Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a) of the
                     Exchange Act. . . . . . . . . . . . . . . . . . . . . .  22
       Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . .  23
       Item 11.    Security Ownership of Certain Beneficial Owners
                     And Management. . . . . . . . . . . . . . . . . . . . .  24
       Item 12.    Certain Relationships and Related Transactions. . . . . .  27
       Item 13.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  28
       Item 14.    Controls & Procedures . . . . . . . . . . . . . . . . . .  28

CAUTIONARY INORMATION ABOUT FORWARD LOOKING STATEMENTS
------------------------------------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments, which the Company expects, believes or anticipates, will or may occur in the future are forward-looking statements. The words believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Stellar Resources Ltd. "the Company" in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by the us, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks, and uncertainties identified in the description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent us from achieving our stated goals include: the inability of us not able to obtain financing for capital expenditures and acquisitions, declines or failure to develop in the market for the Company's products, development of superior products by competition, and adverse changes in the regulatory environment affecting the us.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or to persons acting on our or their behalf.

We  undertake  no   obligation   to  release   publicly  any  revisions  to  any
forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
                                     ------

ITEM 1.   Description of Business
---------------------------------

General
-------

We were incorporated under the laws of the State of Nevada in April 1999. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We acquired an option to earn a 50% interest in two land packages described below under the heading "Option Agreement".

On June 28, 2002, we entered into an Option Agreement with Diamant Resources Ltd. ("Diamant") a private Canadian company, of which Andrew Reid is the President and a director and Michael Rezac is also a director and officer. Both Andrew Reid and Michael Rezac individually own 1,400,000 common shares of Diamant, representing 23.3% of Diamant. Diamant owns a 100% interest in certain claims groups. It holds 19 subsurface mineral claims as defined by the Mineral Tenure Act in British Columbia Canada, which means Diamant holds the rights to all minerals in the ground on its subsurface mineral claims. The Government of British Columbia is the fee simple owner of the underlying property as the claims are on Crown land. Principle terms of the Interest: It was stipulation that Diamant should and has expended (Canadian) $29,200.00 in assessment work and has paid the Government of British Columbia (Canadian) $2,960.00 in fees per year in an effort to maintain the properties in good standing. Diamant acquired its interest in the mineral claims from an unrelated third party.

Option Agreement
----------------

The consideration to be paid under the terms of the Option Agreement was cash totaling (Canadian) $10,000 providing we will pay for the incurrence of property exploration expenditure giving us the exclusive right and option to acquire a 50% interest in two land packages (the "Claim Groups") totaling 197 units (or 4925 hectares) in the Fort St. John area of British Columbia, Canada. The Beatton and the Alces claim groups have been the subject of reconnaissance level diamond exploration. The option payments and the exploration expenses with the respective performance dates of our option obligations are as follows:

(a)  Pay Diamant on the 30th day of June 2002 the sum of (Canadian) $5,000.00);

(b)  Pay Diamant on the 30th day of July 2003 the sum of (Canadian) $5,000.00;

(c) by July 25, 2002, pay for and incur Property Expenditures. As of July 31, 2004 financial information, we have paid (Canadian) $7,643.22 to Rio Minerals Ltd., (an unrelated party) which is the costs necessary to commission the preparation of a geological report ("Geological Report") on the properties which is based on the exploration work we conducted in 2002 and the report of Derrick Strickland, dated October 2002 (Exhibit 5" to this prospectus).

The option agreement provided us the right to terminate the agreement if we were not satisfied with the results and recommendations stated in the completed Phase

1 Geological Report. However, since the October 2002 Geological Report suggests the possible occurrence of kimberlitic indicators on the Claim Groups, we have elected to proceed further with the option.

We are to manage all exploration expenditures on the Claim Groups, which include all costs of acquisition and maintenance of the properties, and all expenditures on exploration of the properties, as well as other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the properties. In addition, until we have secured fully our interest in the Claim Groups, we are obligated to maintain in good standing the Claim Groups by:

     (a) completing and filing of assessment work or making of payments in lieu thereof (Canadian) $29,200);

     (b)  paying taxes and rentals (Canadian) $2,960); and

     (c) performing all other actions necessary to keep the claim groups free and clear of all liens and other charges,(total of (a) and (b) above (Canadian) $32,160).

During the second phase of our exploration under the supervision of Derrick Strickland our Geologist, we plan to find the extent of our samples that were recovered in phase one and to gather larger mini-bulk and bulk samples to enable us to test for potentially marketable diamonds which may exists on our Claim Groups. There is, of course, a substantial risk we may not find diamonds on our Claim Groups.

Before we enter discussions to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit and the average value, per carat, of the diamonds. Gathering this information usually takes, as noted in our three phases, a number of years, due to the extreme cold weather conditions and accumulation of snow from November to March, as there can be no exploration on our Claim Groups during those months.

At  present,  we do not hold  any  interest  in a  mineral  property  that is in production. Our viability and potential success lie in our ability to successfully explore, exploit and eventually generate revenue from the Claim Groups. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits such as ours, involves a high risk over a long period of time, even with careful evaluations, experience and knowledge this long period may persist. It is almost impossible to ensure that the current or proposed exploration programs on the Claim Groups will be profitable or successful. Our inability to locate a viable diamond deposit on our Claim Groups could result in a total loss of our business.

The exploration of our Claim Groups are subject to all of the usual hazards and risks associated with an exploration of this type, which could result to damage to life or property, environmental damage, and possible legal liability for any or all damages. The exploration activities may be subject to prolonged disruptions due to the weather conditions surrounding the location of our Claim Groups. Difficulties, such as unusual or unexpected rock formation encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program. Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could over exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against which we cannot, or may not elect to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our final position, future earnings, and/or competitive positions.


ITEM 2.   Description of Property
---------------------------------

Beatton & Alces
---------------

The Claim Groups consist of two land packages, which are located in the northeast part of British Columbia, Canada in the Peace River Lowlands. The aggregate center is 25 kilometers northeast of the town of Fort St. John. The Claim Groups are comprised of 197 units for a total of 4,925 hectares. The aggregate center of the properties is:

     Latitude 56 24 N
     Longitude 120 41 W
     UTM Zone 10: 673000E: 625000N


ITEM 3.   Legal Proceedings
---------------------------

We are not currently a party to any pending legal proceeding or litigation and the Claim Groups are not the subject of any pending legal proceeding. Further, our officers and directors know of no legal proceedings against us, or our property contemplated by any governmental authority.


ITEM 4.   Submission of Matters to a Vote of Security holders
-------------------------------------------------------------

There were no matters submitted to a vote of shareholders by the Company during this Fiscal Year.


                                     PART II
                                     -------

ITEM 5.   Market for Common Equity and Related Stockholders Matters
-------------------------------------------------------------------

At present there is no public trading market for our securities. We have no common equity subject to outstanding purchase options or warrants, or securities convertible into common equity. Except for this offering, there is no common equity that is being, or has been publicly proposed to be, publicly registered by us.

As of July 31, 2004, there were 3,568,220 shares of our common stock outstanding, held by 35 shareholders of record.

Rule 144 Shares
---------------

A total of 415,276 shares of our common stock were eligible for resale to the public after April 12, 2000 in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month (3) period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding, which in our case equals approximately 35,019 shares as of the date of this prospectus; or

     2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Under Rule 144 (k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two (2) years, is entitled to sell their shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, persons who are affiliates, hold all of the 415,276 that may be sold pursuant to Rule 144.


ITEM 6.   Plan of Operation
---------------------------

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. Also, due to our limited operating history, the financial information presented is unaudited for the three months ended October 31, 2003 and from inception to October 31, 2003. Comparative financial information at July 31, 2003 and from inception to July 31, 2003 is audited and is referenced in the attached auditors' report.

From inception, April 9, 1999 to July 31, 2004 we had a deficit accumulating during the exploration stage of USD $178,524. From inception April 9, 1999, we had expended USD $30,471 on legal, audit and accounting fees; USD$91,239 on resource property expenses; USD$27,780 on consulting fees; USD $29,034 on filing fees and office expenses..

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the forms of loans or by selling our equity.

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

The estimates costs for the above Phases are as set out above under "GEOLOGICAL EVALUATION REPORT - Phase".

We presently seek full-reporting status with the Securities & Exchange Commission, with a view to us being in a more attractive position as regards equity financing, which may result in a substantial dilution to purchasers under such financing.

We have gathered further samples from the Claim Groups for analysis. Several of the samples have been analyzed and preliminary indications seem favorable. The remainder of the samples gathered are currently being analyzed and we expect to receive results by December2004. If the final results are favourable, We will then position ourselves to move forward to Phase Two to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists. There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending July 31, 2004
-----------------------------------------------------

We have not earned any revenues from operations from our incorporation on April 9, 1999 to July, 2004. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Claim Groups. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss
--------

From our incorporation on April 9, 1999 to July 31, 2004, we recorded an operating loss of USD $178,524, consisting of consulting fees of USD $27,780; filing fees of USD $10,294 general and administrative expenses of USD $18,740; professional fees of USD USD $30,471 and mineral property expenditures of USD $91,239 relating to our acquisition of an interest in, and our exploration of, the Claim Groups. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources
---------------------------------------

At July 31, 2004, we had assets of USD $170 consisting of USD $170 cash on hand. Net stockholders' equity (deficiency) was USD $(88,291) at July 31, 2004. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders' equity.

Management has relied upon debt financing from shareholders secured by Promissory Notes totaling CDN$95,000 and US$ 6,000 together with interest calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand part of which were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to Cdn. $130,000 which we plan to use towards the second phase of our exploration program to early September 2004 . If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

We are conducting this offering, in part, because we believe that a registration of our equity of securities will minimize some of the impediments to capital formation that otherwise exists. By having a registration statement in place, we believe we will be in a better position, either to conduct a future public offering of our securities or to undertake a private placement with registration rights. Registering our shares under the Securities Act will help minimize the liquidity discounts we may otherwise have to take in a future private placement of our equity securities because investors will have a high degree of confidence that the Rule 144(c)(1) public information requirement will be satisfied, and a public market could exist to effect Rule 144(g) broker transactions. We believe that the cost of registering our securities, and undertaking the affirmative disclosure obligations that such a registration entails, will be more than an offset by avoiding deep liquidity discounts in future sales of securities.

                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS
                              --------------------

                                  JULY 31, 2004




















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

        DALE MATHESON     Partnership of:             Robert J. Burkart, Inc.
                                                      James F. Carr-Hilton, Ltd.
  CARR HILTON LABONTE     Alvin F. Dale, Ltd.         Peter J. Donaldson, Inc.
---------------------                                 Reginald J. LaBonte, Ltd.
CHARTERED ACCOUNTANTS     Robert J. Matheson, Inc.    Fraser G. Ross, Ltd.

--------------------------------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying balance sheets of Stellar Resources Ltd. (an exploration stage company) as of July 31, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from April 9, 1999 (inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Stellar Resources Ltd. as of July 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from April 9, 1999 (inception) to July 31, 2004 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the ongoing costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             "Dale Matheson Carr-Hilton LaBonte"

                                                           CHARTERED ACCOUNTANTS


October 13, 2004
Vancouver, B.C.




 A MEMBER OF MMG1 INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS
                              AND BUSINESS ADVISORS

      Vancouver Offices: Suite 1700 - 1140 Pender Street, Vancouver, B.C.,
              Canada V6E 4G1, Tel: 604 687 4747 o Fax: 604 687 4216

    Surrey Office: Suite 303-7337-137th Street, Surrey, B.C., Canada V3W 1A4
                      Tel: 604 572 4586 o Fax: 604 572 4587

                             STELLAR RESOURCES LTD.
                             ----------------------

                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 --------------



                                                                         July 31,            July 31,
                                                                           2004                2003
=========================================================================================================

                                     ASSETS

CURRENT ASSETS
   Cash                                                              $           170     $         2,459
   Prepaids                                                                        -              10,678
---------------------------------------------------------------------------------------------------------

                                                                     $           170     $        13,137
=========================================================================================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    6,922     $         4,531
   Notes payable (Note 4)                                                     81,539              20,099
---------------------------------------------------------------------------------------------------------

                                                                              88,461              24,630
---------------------------------------------------------------------------------------------------------

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital stock (Note 5)
      Common stock $.001 par value; 200,000,000 shares authorized
      3,568,220 (2003 - 3,568,220) issued and outstanding                      3,568               3,568
   Additional paid-in capital                                                 86,665              86,665
   Deficit accumulated during the exploration stage                         (178,524)           (101,726)
---------------------------------------------------------------------------------------------------------

                                                                             (88,291)            (11,493)
---------------------------------------------------------------------------------------------------------

                                                                     $           170     $        13,137
=========================================================================================================
















    The accompanying notes are an integral part of these financial statements

                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                                         April 9, 1999
                                                   Year ended          Year ended        (inception) to
                                                 July 31, 2004       July 31, 2003       July 31, 2004
========================================================================================================

EXPENSES
   Consulting fees                              $         5,799     $        16,182     $        27,780
   Filing fees                                            3,275               5,255              10,294
   General and administrative                            10,455               7,237              18,740
   Mineral property expenditures                         47,309              12,207              91,239
   Professional fees                                      9,960              13,942              30,471
--------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                         $       (76,798)    $       (54,823)    $      (178,524)
========================================================================================================




BASIC NET LOSS PER SHARE                        $         (0.02)    $         (0.02)
====================================================================================

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING           3,568,220           3,449,559
====================================================================================






























    The accompanying notes are an integral part of these financial statements

                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

            FOR THE PERIOD APRIL 9, 1999 (INCEPTION) TO JULY 31, 2004


                                                                                                        Deficit
                                                                                                      Accumulated
                                                 Common stock           Additional        Share          during
                                          --------------------------     Paid in      Subscriptions   Exploration
                                             Shares         Amount       Capital        Received         Stage          Total
=================================================================================================================================

Issuance of common stock for cash at
   $0.001 per share - April 12, 1999        3,000,000   $     3,000    $         -    $          -    $         -    $     3,000

Net loss, April 9, 1999
   (inception) to July 31, 1999                     -             -              -               -         (2,090)        (2,090)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1999                      3,000,000         3,000              -               -         (2,090)           910

Net loss, year ended July 31, 2000                  -             -              -               -           (680)          (680)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2000                      3,000,000         3,000              -               -         (2,770)           230

Net loss, year ended July 31, 2001                  -             -              -               -           (180)          (180)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2001                      3,000,000         3,000              -               -         (2,950)            50

Subscriptions received                              -             -              -          35,981              -         35,981

Net loss, year ended July 31, 2002                  -             -              -               -        (43,953)       (43,953)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2002                      3,000,000         3,000              -          35,981        (46,903)        (7,922)

Issuance of common stock for cash at
   $0.10 per share - October 2, 2002          365,476           365         36,182         (35,981)             -            566
Issuance of common stock for cash at
   $0.25 per share - October 2, 2002          120,496           121         30,003               -              -         30,124
Issuance of common stock for cash at
   $0.25 per share - October 15, 2002          16,000            16          3,984               -              -          4,000
Issuance of common stock for cash at
   $0.25 per share - January 9, 2003           20,000            20          4,980               -              -          5,000
Issuance of common stock for cash at
   $0.25 per share - March 21, 2003            46,248            46         11,516               -              -         11,562

Net loss, year ended July 31, 2003                  -             -              -               -        (54,823)       (54,823)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2003                      3,568,220         3,568         86,665               -       (101,726)       (11,493)

Net loss, year ended July 31, 2004                  -             -              -               -        (76,798)       (76,798)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2004                      3,568,220   $     3,568    $    86,665    $          -    $  (178,524)   $   (88,291)
===================================================================================================================================








    The accompanying notes are an integral part of these financial statements

                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                                  April 9, 1999
                                                            Year ended          Year ended        (inception) to
                                                          July 31, 2004       July 31, 2003       July 31, 2004
=================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                               $       (76,798)    $       (54,823)    $      (178,524)
   Item not affecting cash
      Accrued interest                                             3,845                 167               4,012
   Changes in working capital assets and liabilities
      Prepaids                                                    10,678             (10,678)                  -
      Accounts payable                                             2,391              (5,186)              6,922
-----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (59,884)            (70,520)           (167,590)
-----------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock sales and subscriptions                                -              51,252              90,233
   Notes payable                                                  56,777              19,932              76,709
-----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                          56,777              71,184             166,942
-----------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                      818                   -                 818
-----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                       (2,289)                664                 170

CASH, BEGINNING OF PERIOD                                          2,459               1,795                   -
-----------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                      $           170     $         2,459     $           170
=================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                          $             -     $             -     $             -

  Income taxes paid                                      $             -     $             -     $             -

















    The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property activities. Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd. To date, the Company has not generated any revenues from operations and has a working capital and stockholders' deficiency of $88,291 at July 31, 2004. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, and on the future development of its mineral property interest. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient enough to finance additional exploration work and provide working capital for the next twelve months.


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

Stock-Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended July 31, 2002. As the Company did not grant any stock options during the period no pro-forma disclosure has provided.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Stock-Based Compensation (con't)
--------------------------------

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18 ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies. SFAS No. 148 is effective for fiscal periods beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not affect the Company's financial position or results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Recent Accounting Pronouncements (con't)
----------------------------------------

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - MINERAL PROPERTY
--------------------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As of July 31, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $91,239.


NOTE 4 - NOTES PAYABLE
--------------------------------------------------------------------------------

The Company has received a total of $76,709 (C$95,000 and US$6,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%. To July 31, 2004 $4,067 of interest has been accrued in connection with these loans.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

On April 12, 1999 3,000,000 shares were issued for proceeds of $3,000.

As at July 31, 2002 the Company had received subscriptions of $35,981 towards the issuance of 359,810 shares at $0.10 per share.

During October, 2002 the Company issued of 365,476 shares at $.10 per share and 136,496 shares at $.25 per share for proceeds of $70,672 of which $35,981 had been received at July 31, 2002. In January, 2003 the Company issued 20,000 shares at $0.25 per share for proceeds of $5,000 and 46,248 shares at $0.25 per share for proceeds of $11,562 in March 2003.


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year ended July 31, 2004 there were no related party transactions (2003 - $1,585 in consulting fees to the President and a director).

Refer to Note 3.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to July 31, 2004 of approximately $179,000 which expire between the years 2014 - 2019 and which may be available to offset against future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Item 8.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

None.


                                    PART III
                                    --------

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of Stellar:

Dates            Name                Age       Position
-----            ----                ---       --------
June 02          Andrew Reid          26       President, Chief
Present                                        Financial Officer
                                               and Director

June 02 to       Michael Rezac        28       Secretary/Treasurer, Director
Present


June 02 to       Jon Stewart          68       Director
Present

Andrew Reid
-----------

Andrew Reid, our President, Chief Financial Officer and a director, helped provide, administration and secretarial support since our formation in April 1999 He also helped influence our executive development and financial management progression. Andrew Reid lacks professional training or technical credentials in the exploration, development and operations of mines. He will hold office for a term of one year or until the next annual meeting of shareholders where he can sit for re-election, or until his successor has been duly elected and qualified or until his resignation or removal. The officers hold their positions at the pleasure of the board. At present, we have no employment contract in place with Andrew Reid. Andrew Reid anticipates spending approximately four hours per week of his time on our business.

Andrew Reid completed his studies in New Media at the Vancouver Film School in 1996 and completed his studies mainly in Business Marketing and Graphic Designs. Since graduation, he has worked for Palmer Jarvis Advertising - September 1996 to August 1998; Populuxe Digital Media - September 1998 to April 1999; Angus Reid Group, from May 1999 to May 2000; and from May 2000 to the present time with a private Canadian company, Vision Critical Communications Inc ("VCCI"). He is the President and owner of VCCI and has extensive duties with them. Andrew

Reid is also an active club member of "New Media B.C Organization" ("the Club") is a non-profit association, whose vision is to build British Columbia ("B.C.") as a center for new media excellence in the digital/ interactive industry, through networking events, special interest group seminars, advocacy work and marketing. Andrew Reid participation as a club member is totally voluntarily and does not receive remuneration of any kind for time spent at this Club.

From October 2001 to present, Andrew Reid became the President and a Director of a privately held Canadian mineral exploration company, Diamant Resources Ltd.

Michael Rezac
-------------

Michael Rezac, our Secretary, Treasurer and a director, helped provide support since our formation in April 1999, and took his position as a director in June 2002. Even though Michael Rezac lacks the professional training or technical credentials in the exploration, development and operations of mines, he has been the "key" to most of our accomplishments to date, which is due to his efforts and ability to help raise the majority of our working capital. He will serve as director until the next annual meeting of our shareholders where he can either sit for re-election or until his successor has been duly elected and qualified, or until his resignation or removal. The officers will hold their positions at the pleasure of the board. At present, we have no employment contract in place with Michael Rezac. He anticipates spending no fewer than four hours per week of his time to help with the progression of our business.

Since 1998 till present, Michael Rezac worked and continues to work, as a cabinet installer for Eric Sadie. From October 2001 to present, Michael Rezac became a director and officer of a privately held Canadian mineral exploration company, Diamant Resources Ltd.

Jon Stewart
-----------

Jon Stewart was elected to our board of directors on June 5, 2002. He will serve until the next annual meeting of our shareholders where he can either sit for re-election or until his successor has been duly elected and qualified, or until his resignation or removal.

Jon Stewart graduated as a Mining Engineer from Colorado School of Mines in 1983, and is a Member of the Society of Mining Engineers and American Institute of Mining Metallurgical Petroleum Engineers. He has over 48 years of experience in the mineral exploration and resource industry. Jon Stewart has worked in the mining engineering field with various corporations in various countries, provinces and states such as Venezuela, northern Africa, South Carolina, California, Arizona, Saskatchewan, Alberta and British Columbia. He was also involved in acquisitions and joint venture exploration for oil and gas, gold and base metals. Since 1990, he has worked as a Consultant for: - Rhyolite Gold Inc.- where he assisted Rhyolite in marketing silica to Phelps Dodge; Golden Sunset Mining & Milling LLC - Jon Stewart was involved in several activities within this organization, including satellite imaging, claim acquisition and grass roots diamond exploration; - Jon Stewart was instrumental in marketing silica/sand to Turf Paradise in Phoenix Arizona when they reconditioned their Track surface; He was also instrumental in the marketing of silica/sand to Duke Energy and El Paso Natural Gas for their pipeline feeder beds. Jon Stewart was employed and has also acted as a director and vice-president of Aquarius Resources Ltd., a reporting Alberta, Canada corporation, from 1973 to 1980; as president/chairman of Rhyolite Resources Inc., a reporting British Columbia, Canada mineral exploration company, from 1980 to 1989; and since 1990 to present works as a self-employed engineering consultant. He has been involved in several activities within our Company, including, satellite imaging, claim acquisition and grass roots diamond exploration.

None of the persons specified above share any family relationships. Other than the persons specified above, there are currently no significant employees are expected to make a significant contribution to our business.

Section 16 (1) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended July 31, 2004, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


Item 10.  Executive Compensation
--------------------------------

Summary Compensation Table
--------------------------

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception on April 9, 1999 to July 31, 2004.

                               Annual Compensation
                               -------------------

                                                 Other    Restricted   Options/LTIP   All
                                                 Annual   Stock        SAR payouts    Other
Name         Title       Year   Salary   Bonus   Comp.    Awarded      (#)      ($)   Comp.
-------------------------------------------------------------------------------------------
A Reid       Pres.,      2002     $0       0       0         0          0        0      0
             CFO &
             Dir.

M. Rezac     Sec/        2002     $0       0       0         0          0        0      0
             Treas/Dir

J. Stewart   Dir.        2002     $0       0       0         0          0        0      0

As at July 31, 2004, none of our officers or directors had received any form of compensation for services rendered on our behalf, neither has any form of compensation accrued to any officer or director for such services. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit- sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Consulting Agreements
--------------------------------

We have no employment/consulting contracts or compensatory plan or any arrangement with an executive officer or director. Our directors currently do not receive any cash compensation for their services as members of the board of directors, save and except as mentioned in the "Summary Compensation Table" above. There is no compensation committee, and no compensation policies have been adopted.


Item 11.  Security Owenrship of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth, as of October 28, 2004, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                             Amount of
Title of     Name and address                beneficial     Percent
Class        of beneficial owner             ownership      of class
--------------------------------------------------------------------
Common       Andrew Reid                      100,671        2.82%
Stock        President, Chief Financial
             Officer and Director
             2411 West 1st Avenue
             Vancouver, British Columbia
             V6R 1G5

Common       Michael Rezac                    120,805        3.39%
Stock        Secretary/Treasurer
             and Director
             201 - 454 West 12th Street
             Vancouver, British Columbia
             V6R 2T3

Common       Jon Stewart                        NIL             0%
Stock        Director
             18300 S. Hwy. 80
             Arlington, Arizona
             85322

Common       Russell Day                      193,800        5.43%
Stock        28 Cravendale Avenue
             Nelson, Lancashire,England

Common       All Officers and Directors       221,476        6.21%
Stock        as a Group that consists of
             three people

The percent of class is based on 3,568,220 shares of common stock issued and outstanding as of October 28, 2004.

DESCRIPTION OF SECURITIES
-------------------------

General
-------

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock
------------

As of October 28, 2004, there were 3,568,220 shares of our common stock issued and outstanding that are held by 35 stockholders of record.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder's vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A Vote by the holders of a majority of our outstanding shares are required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy
---------------

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants
-----------------------

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options
-------

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities
----------------------

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

Andrew Reid, our President, Chief Financial Officer and a director, helped with the raising of capital since our organization in April 1999 and has subscribed for and currently owns 100,671 (2.84%)of our shares of common stock. He became an officer and director in June 2002 and to date has received (Canadian)$1,500(US $953.53) for services rendered to cover incidental expenses over a period of two years, for local and long distance telephone calls faxes, luncheon meetings, local travel, consultation services from corporate service providers. He is currently employed and/or controls Vision Critical Communications Inc., a private Canadian company. Andrew Reid also individually owns 1,400,000 common shares (23.3%) of Diamant Resources Ltd. ("Diamant")a private Canadian company.

Michael Rezac, our Secretary, Treasurer and a director, helped with the raising of capital since our organization in April 1999, and became an officer and director in June 2002 and have received (Canadian)$1,000 (US $631.35) for services rendered to cover incidental expenses over a period of two years, local and long distance telephone calls and faxes, luncheon meetings, local travel Michael Rezac has subscribed for and currently owns 120,805 shares of our common stock (3.4%). Michael Rezac is also a director and an officer of Diamant, and individually owns 1,400,000 of Diamant's common stock (23.3%).

Andrew Reid, our President, Chief Financial officer, and member of our Board of Directors, and Michael Rezac, our Treasurer, Secretary and member of our Board of Directors, collectively owns directly and indirectly 7% of our common stock, and own, directly and indirectly 46.6% of Diamant's common stock, they are in a position to control, or, at the least, influence the election of our directors and are able to influence the operation of our business.

We have entered into an Option Agreement dated June 28, 2002 with Diamant. The Option Agreement provides for us to acquire an undivided 50% right title and interest in certain mineral exploration permits from Diamant. Michael Rezac, our Treasurer, Secretary, and Member of our Board of Directors, together with Horden Elliot, an unrelated third party considered the terms of the Option Agreement. The terms of the Option Agreement are intended to provide sufficient cash to renew the permits. We considered that the circumstances, which existed at the time that the option was granted, were such that an amount of cash sufficient to renew the permits is the minimum and, realistically, the maximum amount, which would be required, at that time to acquire an interest in the permits. We believe that such is and would have been the case if the parties were unrelated, as an amount of cash less than that amount would not be sufficient to serve the needs of either party. The recorded owner of the property covered by the permits in June 2002 was Broadbase Holdings Ltd. ("Broadbase") a private Canadian Company. Diamant purchased 100% right title and interest from Broadbase for

(Canadian) $150.00. The mineral exploration permits permits cover 197 Units (or 4925 hectares) in the Fort St. John area of British Columbia, Canada. As a consideration for the option, we have paid Diamant (Canadian) $10,000. In addition, the Option Agreement also provides: (A) pay on the 30th day of June 2002 the sum of (Canadian) $5,000; (B) pay on the 30th day of July 2003 the sum of (Canadian) $5,000; and (C) by July 2002, pay and incur property expenditures on the Claims.

The partially completed analysis of the properties to date has demonstrated the presence of kimberlite indicator minerals and a high potential to host kimberlite intrusions. In late Summer 2003 , we have gathered an additional 29 samples from the Claim Groups for analysis. If after analyzing, those samples contain kimberlite, we will then position ourselves to move forward to Phase Two in late spring 2004 to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists. There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite. However, if the geological report is not favourable to us, then we will give notice of termination of our Option agreement to Diamant.


ITEM 13.  Exhibits, and Reports on Form 8-K
-------------------------------------------


EXHIBIT
NUMBER           DESCRIPTION
-------          --------------------
3.1              Articles of Incorporation(1)
3.2              By-Laws(1)
10.1             Option Agreement(1)
10.2
14.1             Company Code of Ethics
31.1             Stellar Resources Ltd. Officer's Certificate Pursuant to
                 Section 302, CEO
31.2             Stellar Resources Ltd. Officer's Certificate Pursuant to
                 Section 302, CFO
32.1             Officer's Certification Pursuant to 18 U.S.C.  Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002, CEO
32.2             Officer's Certification Pursuant to 18 U.S.C.  Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002, CFO
-------------
(1) Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

Reports on Form 8-K
-------------------

NONE


ITEM 14.  Controls and Procedures
---------------------------------

Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities & Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to materials information relating to us required to be included in this Annual Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR RESOURCES LTD.
----------------------


By:   /s/ Andrew Reid
      --------------------------------------------
      Andrew Reid,
      President and Director
      Date:    October 28, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Michael Reza
      --------------------------------------------
      Michael Rezac, Secretary/Treasurer, Director
      Date:    October 28, 2004


By:   /s/ Jon Stewart
      --------------------------------------------
      Jon Stewart, Director
      Date:    October 28, 2004