Form 10QSB
period 2004-10-31
STELLAR RESOURCES LTD
filed 2004-12-14
CIK 1217027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
        OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 13, 2004 was 3,568,220.

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

     Item 2.  Management's Discussion and Analysis or Plan of Operations .... 11

     Item 3.  Control and Procedures ........................................ 13

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................. 13

     Item 2.  Changes in Securities ......................................... 13

     Item 3.  Defaults Upon Senior Securities ............................... 13

     Item 4.  Submission of Matters to a Vote of Security Holders ........... 13

     Item 5.  Other Information ............................................. 13

     Item 6.  Exhibits and Reports on Form 8-K .............................. 13

SIGNATURES .................................................................. 14

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-----------------------------












                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS
                          ----------------------------

                                OCTOBER 31, 2004

                                   (Unaudited)




















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS


INTERIM STATEMENTS OF CASH FLOWS


NOTES TO INTERIM FINANCIAL STATEMENTS

                             STELLAR RESOURCES LTD.
                             ----------------------

                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 --------------


                                                                        October 31,         July 31,
                                                                            2004              2004
-------------------------------------------------------------------------------------------------------
                                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                $         131     $         170
-------------------------------------------------------------------------------------------------------

                                                                       $         131     $         170
=======================================================================================================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $       6,922     $       6,922
   Notes payable (Note 4)                                                     97,467            81,539
-------------------------------------------------------------------------------------------------------

                                                                             104,389            88,461
-------------------------------------------------------------------------------------------------------

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital stock
      Common stock $.001 par value; 200,000,000 shares authorized
      3,568,220 (July 31, 2004 - 3,568,220) issued and outstanding             3,568             3,568
   Additional paid-in capital                                                 86,665            86,665
   Deficit accumulated during the exploration stage                         (194,491)         (178,524)
-------------------------------------------------------------------------------------------------------

                                                                            (104,258)          (88,291)
-------------------------------------------------------------------------------------------------------

                                                                       $         131     $         170
=======================================================================================================

















                 The accompanying notes are an integral part of
                       these interim financial statements

                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                        --------------------------------

                                   (Unaudited)


                                                  Three Months        Three Months       April 9, 1999
                                                     Ended               Ended           (inception) to
                                                  October 31,         October 31,         October 31,
                                                      2004                2003                2004
--------------------------------------------------------------------------------------------------------

EXPENSES
   Consulting fees                              $             -     $         5,799     $        27,780
   Filing fees                                                -                   -              10,294
   General and administrative                             8,272               4,662              27,012
   Mineral property expenditures                          7,695                   -              98,934
   Professional fees                                          -              47,309              30,471
--------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                         $       (15,967)    $       (57,770)    $      (194,491)
========================================================================================================




BASIC NET LOSS PER SHARE                        $         (0.00)    $         (0.02)
====================================================================================

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING           3,568,220           3,568,220
====================================================================================


























                 The accompanying notes are an integral part of
                       these interim financial statements

                             STELLAR RESOURCES LTD.
                             ----------------------
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                        --------------------------------

                                   (Unaudited)


                                                         Three Months      Three Months     April 9, 1999
                                                            Ended             Ended         (inception) to
                                                         October 31,       October 31,       October 31,
                                                             2004              2003              2004
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                              $     (15,967)    $     (57,770)    $    (194,491)
   Item not affecting cash
      Accrued interest                                            983               830             4,995
   Changes in working capital assets and liabilities
      Prepaids                                                      -            10,678                 -
      Accounts payable                                              -                 -             6,922
----------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (14,984)          (46,262)         (182,574)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock sales and subscriptions                             -                 -            90,233
   Notes payable                                                7,591            41,503            84,300
----------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        7,591            41,503           174,533
----------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                 7,354             5,302             8,172
----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                       (39)              543               131

CASH, BEGINNING OF PERIOD                                         170             2,459                 -
----------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                     $         131     $       3,002     $         131
==========================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                           $           -     $           -     $           -
==========================================================================================================

Income taxes paid                                       $           -     $           -     $           -
==========================================================================================================












                 The accompanying notes are an integral part of
                       these interim financial statements

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property activities. Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd. To date, the Company has not generated any revenues from operations and has a working capital and stockholders' deficiency of $104,258 at October 31, 2004. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, and on the future development of its mineral property interest. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient enough to finance additional exploration work and provide working capital for the next twelve months.

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2004 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Stock-Based Compensation (con't)
--------------------------------
The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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


NOTE 3 - MINERAL PROPERTY
--------------------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As of October 31, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $92,017.


NOTE 4 - NOTES PAYABLE
--------------------------------------------------------------------------------

The Company has received a total of $84,300 (C$105,000 and US$6,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%. To October 31, 2004 $5,451 of interest has been accrued in connection with these loans.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to October 31, 2004 of approximately $194,000 which expire between the years 2014 - 2019 and which may be available to offset against future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, Stellar Resources Ltd. ("the Company") acquired an option to a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay US$3,298 (C$5,000) by June 30, 2002 (paid), US$3,619 (C$5,000) by July 30,
2003 (paid), and must incur certain other property expenditures. As at July 31, 2003 the Company had made advances towards its work program of $10,678 which had been recorded as prepaid expenses. As of October 31, 2004, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of US$98,934 (US$7,695 unaudited).

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

We have registered an offering of 3,000,000 of our 3,568,220 issued and outstanding shares of our common stock for the benefit of our security holders under a Form SB-2 Registration Statement. Those selling security holders currently own 3,000,000 of the issued 3,568,220 shares, constituting 84.60% of our issued and outstanding stock as of October 31, 2004.

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

Liquidity.  As shown in the accompanying interim financial  statements,  we have
----------
incurred a net loss of $194,491 for the period from April 9, 1999 (inception) to October 31, 2004. Our future depends on our ability to obtain financing and upon future profitable operations from the development of our claims. We have plans to seek additional capital through a private placement and public offering of our common stock.

As at October 31, 2004, we had cash on hand of $131, with liabilities totaling $104,389. Those liabilities consist of $6,922 in accounts payable and $97,467 due under notes payable and their accrued interests.

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

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our recommended timeframe for the Phase 2 program is ten days. These ten days are dependant upon our financial position in early 2005.

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

The estimates costs for the above Phases are as set out in the Company's most recent 10K under "GEOLOGICAL EVALUATION REPORT - Phase".

We presently seek full-reporting status with the Securities & Exchange Commission, with a view to us being in a more attractive position as regards equity financing, which may result in a substantial dilution to purchasers under such financing.

We have gathered further samples from the Claim Groups for analysis. Several of the samples have been analyzed and premilinary indications seem favorable. The remainder of the samples gathered are currently being analyzed and we expect to receive results by late December2004. If the final results are favourable, We will then position ourselves to move forward to Phase Two to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists. There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees

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


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the three-month period ended October 31, 2004:


Item 5.  Other Information
--------------------------

None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K:
-------------------

None.

Exhibits:
--------

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 13, 2004                      STELLAR RESOURCES LTD.


                                                By: /s/ Andrew Reid
                                                   ----------------
                                                   Andrew Reid

                                                Its: President, Director and CEO