Form 10QSB
period 2005-01-31
STELLAR RESOURCES LTD
filed 2005-03-17
CIK 1217027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005
                                            ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                   -------------   -------------

Commission File No. 333-103364
                    ----------

                             STELLAR RESOURCES LTD.
                             ----------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                98-0373867
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada                     89120-348
--------------------------------------------------                     ---------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (702) 898-6004
                                               --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 9, 2005 was 3,568,220.

                                TABLE OF CONTENTS
                                -----------------


Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements:

          Balance Sheets                                                  5

          Interim Statements of Operations                                6

          Interim Statements of Cash Flows                                7

          Notes to Interim Financial Statements                           8

     Item 2. Management's Discussion and Analysis or Plan of
             Operations                                                  11

     Item 3. Control and Procedures                                      13

Part II - OTHER INFORMATION

     Item 1. Legal Proceedings                                           13

     Item 2. Changes in Securities                                       13

     Item 3. Defaults Upon Senior Securities                             13

     Item 4. Submission of Matters to a Vote of Security Holders         13

     Item 5. Other Information                                           13

     Item 6. Exhibits and Reports on Form 8-K.                           13

SIGNATURES                                                               14

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with the  instructions  to Form 10-QSB and Item 310 (b) of Regulation  S-B, and,

therefore, do not include all information and footnotes necessary for a complete presentation  of financial  position,  results of  operations,  cash flows,  and

stockholders'   equity  in  conformity   with  generally   accepted   accounting

principles.  In the opinion of management,  all adjustments considered necessary for a fair presentation of the results of operations and financial position have been  included  and all  such  adjustments  are of a  normal  recurring  nature.

Operating  results  for  the  three  months  ended  January  31,  2005  are  not necessarily  indicative  of the results that can be expected for the year ending

October 31, 2005.










                             STELLAR RESOURCES LTD.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                JANUARY 31, 2005

                                   (Unaudited)

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 --------------



                                                                    January 31,           July 31,
                                                                        2005                2004
======================================================================================================
                                                                   (unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash                                                           $             -     $           170
------------------------------------------------------------------------------------------------------

                                                                  $             -     $           170
======================================================================================================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Bank indebtedness                                              $             2     $             -
   Accounts payable and accrued liabilities                                 5,077               6,922
   Notes payable (Note 4)                                                 102,905              81,539
   Due to related party (Note 5)                                              211                   -
------------------------------------------------------------------------------------------------------

                                                                          108,195              88,461
------------------------------------------------------------------------------------------------------

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital stock
      Common stock $.001 par value; 200,000,000 shares authorized
      3,568,220 (July 31, 2004 - 3,568,220) issued and outstanding          3,568               3,568
   Additional paid-in capital                                              86,665              86,665
   Deficit accumulated during the exploration stage                      (198,428)           (178,524)
------------------------------------------------------------------------------------------------------

                                                                         (108,195)            (88,291)
------------------------------------------------------------------------------------------------------

                                                                  $             -     $           170
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









                   The accompanying notes are an integral part
                      of these interim financial statements

                             STELLAR RESOURCES LTD.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                        --------------------------------

                                   (Unaudited)


                                               Three Months     Three Months      Six Months       Six Months     April 9, 1999
                                                  Ended            Ended            Ended            Ended        (inception) to
                                               January 31,      January 31,      January 31,      January 31,      January 31,
                                                   2005             2004             2005             2004             2005
================================================================================================================================


EXPENSES
   Consulting fees                            $           -    $           -    $           -    $       5,799    $      27,780
   Filing fees                                            -            3,275                -            3,275           10,294
   General and administrative                           982            3,471            9,254            8,134           27,994
   Professional fees                                  2,955            2,636            2,955            2,636           33,426
   Mineral property expenditures                          -                -            7,695           47,309           98,934
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                       $      (3,937)   $      (9,382)   $     (19,904)   $     (67,153)   $    (198,428)
================================================================================================================================




BASIC NET LOSS PER SHARE                      $       (0.00)   $       (0.00)   $       (0.01)   $       (0.02)
===============================================================================================================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                    3,568,220        3,568,220        3,568,220        3,568,220
===============================================================================================================





















                   The accompanying notes are an integral part
                      of these interim financial statements

                             STELLAR RESOURCES LTD.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                        --------------------------------

                                   (Unaudited)


                                                          Six Months       Six Months     April 9, 1999
                                                            Ended            Ended        (inception) to
                                                         January 31,      January 31,      January 31,
                                                             2005             2004             2005
========================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                              $     (19,904)   $     (67,153)   $    (198,428)
   Item not affecting cash
   Accrued interest                                             1,984            1,769            5,996
   Changes in working capital assets and liabilities
      Prepaids                                                      -           10,678                -
      Accounts payable                                         (1,845)           6,088            5,077
--------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                      (19,765)         (48,618)        (187,355)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank indebtedness                                                2                -                2
   Common stock sales and subscriptions                             -                -           90,233
   Advances from related party                                    211                -              211
   Notes payable                                               12,591           45,502           89,300
--------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                       12,804           45,502          179,746
--------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                 6,791              951            7,609
--------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                      (170)          (2,165)               -

CASH, BEGINNING OF PERIOD                                         170            2,459                -
--------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                     $           -    $         294    $           -
========================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                           $           -    $           -    $           -
========================================================================================================

Income taxes paid                                       $           -    $           -    $           -
========================================================================================================










                   The accompanying notes are an integral part
                      of these interim financial statements

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property activities. Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd. To date, the Company has not generated any revenues from operations and has a working capital and stockholders' deficiency of $108,195 at January 31, 2005. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, and on the future development of its mineral property interest. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient enough to finance additional exploration work and provide working capital for the next twelve months.

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2004 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
-----------------------------------------------------------

Stock-Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. As the Company has not granted any stock options to date no pro-forma disclosure has been provided.

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


NOTE 3 - MINERAL PROPERTY
--------------------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As of January 31, 2005, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $92,017.

NOTE 4 - NOTES PAYABLE
--------------------------------------------------------------------------------

The Company has received a total of $89,300 (C$105,000 and US$11,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%. To January 31, 2005 $6,539 accrued interest is payable.


NOTE 5 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

During the period, a director advanced funds of $211. These advances are unsecured, non interest bearing and have no specific terms of repayment.


NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to January 31, 2005 of approximately $198,000 which expire between the years 2014 - 2019 and which may be available to offset against future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losse.


Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, Stellar Resources Ltd. ("the Company") acquired an option to a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay US$3,298 (C$5,000) by June 30, 2002 (paid), US$3,619 (C$5,000) by July 30,
2003 (paid), and must incur certain other property expenditures. . As of January 31, 2005, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of US$92,017 (US$7,695 unaudited).

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

We have registered an offering of 3,000,000 of our 3,568,220 issued and outstanding shares of our common stock for the benefit of our security holders under a Form SB-2 Registration Statement. Those selling security holders currently own 3,000,000 of the issued 3,568,220 shares, constituting 84.60% of our issued and outstanding stock as of January 31, 2005.

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

Liquidity.  As shown in the accompanying interim financial  statements,  we have
----------
incurred a net loss of $198,428 for the period from April 9, 1999 (inception) to January 31, 2005. Our future depends on our ability to obtain financing and upon future profitable operations from the development of our claims. We have plans to seek additional capital through a private placement and public offering of our common stock.

As at January 31, 2005, we had cash on hand of nil, with liabilities totaling $106,957. Those liabilities consist of $2 of bank indebtedness, $5,077 in accounts payable, $101,667 due under notes payable and their accrued interests and $211 due to a director.

Our Plan of Operation.  We are an  exploration  stage company and have a minimum
----------------------
amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the forms of loans or by selling our equity.

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

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our recommended timeframe for the Phase 2 program was ten days. However, due to weather conditions and workload, we anticipate it will take at least 30 days to complete this Phase.

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

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our recommended Phase 3 program is dependant upon our financial position in 2005.

The estimates costs for the above Phases are as set out in the Company's most recent 10K under "GEOLOGICAL EVALUATION REPORT - Phase".

The initial exploration program consisted of the collection and analysis of 57 stream sediment and glacial till samples. Several samples returned high amounts of indicator grains, which after further spectral-analysis proved to be kimberlitic. The remainder of the samples gathered are currently being analyzed and we expect to receive results by early April 2005. If the final results are also favourable, we will then position ourselves to move forward to Phase Two to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists. There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently have no plans to purchase or sell any plant or significant equipment.

Financial We do not expect any significant changes in the number of employees


Item 3.  Control and Procedures
-------------------------------

Management, including the Chief Executive Officer and Chief Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


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

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the six-month period ended January 31, 2005:

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

There were no reports filed on Form 8-K during the three month period ended January 31, 2005.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Stellar Resources Ltd.

March 15, 2005.                                          /s/ Andrew Reid
                                                      ----------------------
                                                      Andrew Reid, President