Form 10QSB
period 2005-04-30
STELLAR RESOURCES LTD
filed 2005-06-16
CIK 1217027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

Commission File No. 333-103364

Stellar Resources Ltd.
(Name of Small Business Issuer in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada	89120-348
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 898-6004

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  The total number of shares of Common Stock, par value $0.001 per share, outstanding as of  June 14, 2005 was 3,568,220.

TABLE OF CONTENTS

Part  I – FINANCIAL INFORMATION

                Item 1.    Financial Statements:

                                Balance Sheets                                                                                                                                5

                                Interim Statements of Operations                                                                                                     6

                                Interim Statements of  Cash Flows                                                                                                   7

                                Notes to Interim Financial Statements                                                                                              8

                Item 2.    Management’s Discussion and Analysis or Plan of Operations                                                          11

                Item 3.    Control and Procedures                                                                                                                  13

Part II – OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                                                                          13

                Item 2.    Changes in Securities                                                                                                                      13

                Item 3.    Defaults Upon Senior Securities                                                                                                      13

                Item 4.    Submission of Matters to a Vote of Security Holders                                                                       13

                Item 5.    Other Information                                                                                                                           13

                Item 6.    Exhibits and Reports on Form 8-K.                                                                                                13

SIGNATURES                                                                                                                                                            14

Forward Looking Statements. - This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2005

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30, 2005	July 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 23	$ 170

	$ 23	$ 170

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 4,319	$ 6,922
Notes payable (Note 4)	101,911	81,539
Due to related party (Note 5)	9,021	-

	115,251	88,461

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock
Common stock $.001 par value; 200,000,000 shares authorized
3,568,220 (July 31, 2004 - 3,568,220) issued and outstanding	3,568	3,568
Additional paid-in capital	86,665	86,665
Deficit accumulated during the exploration stage	(205,461)	(178,524)

	(115,228)	(88,291)

	$ 23	$ 170

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Nine Months Ended April 30, 2005	Nine Months Ended April 30, 2004	April 9, 1999 (inception) to April 30, 2005

EXPENSES
Consulting fees	$ -	$ -	$ -	$ 5,799	$ 27,780
Filing fees	3,700	-	3,700	3,275	13,994
General and administrative	(988)	(765)	8,268	7,368	27,008
Professional fees	4,319	937	7,274	3,573	37,745
Mineral property expenditures	-	-	7,695	47,309	98,934

NET LOSS FOR THE PERIOD	$ (7,031)	$ (172)	$ (26,937)	$ (67,324)	$ (205,461)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,568,220	3,568,220	3,568,220	3,568,220

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30, 2005	Nine Months Ended April 30, 2004	April 9, 1999 (inception) to April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (26,937)	$ (67,324)	$ (205,461)
Item not affecting cash
Accrued interest	3,007	2,722	7,015
Changes in working capital assets and liabilities
Prepaids	-	10,678	-
Accounts payable	(2,603)	2,174	4,319

NET CASH FLOWS FROM OPERATING ACTIVITIES	(26,533)	(51,750)	(194,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sales and subscriptions	-	-	90,233
Advances from related party	9,021	-	9,021
Notes payable	12,591	50,777	89,300

NET CASH FLOWS FROM FINANCING ACTIVITIES	21,612	50,777	188,554

EFFECT OF EXCHANGE RATE CHANGES	4,774	(1,417)	5,596

INCREASE (DECREASE) IN CASH	(147)	(2,390)	23

CASH, BEGINNING OF PERIOD	170	2,459	-

CASH, END OF PERIOD	$ 23	$ 69	$ 23

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property activities.  Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd.  To date, the Company has not generated any revenues from operations and has a working capital and stockholders’ deficiency of $115,228 at April 30, 2005.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2004 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Costs
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

Financial Instruments
The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company is not currently exposed to any significant credit risk or currency risk.

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

Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended July 31, 2002.  As the Company did not grant any stock options during the period no pro-forma disclosure has provided.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.  In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.  In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18 (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.  FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NOTE 3 – MINERAL PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures.  As of April 30, 2005, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $92,017.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)

NOTE 4 – NOTES PAYABLE

The Company has received a total of $89,300 (C$105,000 and US$11,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%.  To April 30, 2005 $7,015 accrued interest is payable.

NOTE 5 – DUE TO RELATED PARTY

During the period ended April 30, 2005, a director advanced funds of $9,021 (July 31, 2004 - $nil).  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 – INCOME TAXES

The Company has incurred operating losses from inception to April 30, 2005 of approximately $205,000 which expire between the years 2014 – 2019 and which may be available to offset against future taxable income.  The Company has adopted FASB No. 109 for reporting purposes.  The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, Stellar Resources Ltd. (“the Company”) acquired an option to a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada (the “Fort St. John Property”).  In order to earn a 50% interest, the Company must pay US$3,298 (C$5,000) by June 30, 2002 (paid), US$3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures.  As of April 30, 2005, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of US$92,017 (US$7,695 unaudited).

Exploration of the Claim Groups has resulted in the discovery of G9 pyrope garnets and chrome diopsides, both of which are minerals that indicate the potential presence of diamonds on the properties.

The Company is an exploration-stage company, and cannot assure that commercially viable diamond deposits exist on the properties. Extensive exploration and sampling of rock from the mineral claims will be required before we can make an evaluation as to the economic feasibility of developing or finding valuable diamond deposits on these mineral claims.  We have not, as yet, identified any diamonds on the properties.  Our proposed exploration program is designed to search for diamonds in commercially exploitable quantities.

We have registered an offering of 3,000,000 of our 3,568,220 issued and outstanding shares of our common stock for the benefit of our security holders under a Form SB-2 Registration Statement. Those selling security holders currently own 3,000,000 of the issued 3,568,220 shares, constituting 84.60% of our issued and outstanding stock as of April 30, 2005.

We have not realized any proceeds as a result of filing the Form SB-2 Registration Statement being declared effective on February 20, 2004.  We cannot provide any assurance that any shares registered can be sold.

Our securities are not listed on any national exchange however, we have initiated quotation of our shares with the National Association of Securities Dealers, (“NASD”).

The selling shareholders will sell our shares at $0.25 per share until our shares are quoted on the NASD (OTC Bulletin Board), and thereafter at prevailing market prices or privately negotiated prices.  The determination of this price arbitrarily was based upon the price of the last sale of our common stock to investors.

Facilities.  Our facilities are a 50% interest in two land packages (the Beatton and Alces Claim Groups), totaling 197 units, or 4,925 hectares in the Fort St. John region of British Columbia, Canada.

Liquidity. As shown in the accompanying interim financial statements, we have incurred a net loss of $205,461 for the period from April 9, 1999 (inception) to April 30, 2005.  Our future depends on our ability to obtain financing and upon future profitable operations from the development of our claims.  We have plans to seek additional capital through a private placement and public offering of our common stock.

As at April 30, 2005, we had cash on hand of $23, with liabilities totaling $115,251.  Those liabilities consist of  $4,319 in accounts payable, $101,911 due under notes payable and accrued interest and $9,021 due to a director.

Our Plan of Operation.  We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead and need to raise additional funds in the next 12 months either in the formsof loans or by selling equity shares.

Our primary activity for the next 12 months will be to conduct the initial phases of a full exploration effort on the Fort St. John Property..

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

Our recommended timeframe for the Phase 2 program is ten days.  These ten days are dependant upon our financial position in 2005.

The third phase of the program will consist of the collection of thirty diamond indicator samples.   The program will use 4x4 vehicles as well as a helicopter to assist in the collection of the samples.   Further stream sediment and glacial till samples must be taken on a regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling will allow us to develop an understanding of the magnitude of property scale anomalies.

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location.  Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our  timeframe for the Phase 3 program is ten days, which is also dependant upon our ability to fund the program.

The estimated costs for the above Phases are as set out in the Company’s most recent 10K under “GEOLOGICAL EVALUATION REPORT - Phase”.

We are presently seeking full-reporting status with the Securities & Exchange Commission, with a view to obtaining further equity financing, which may result in a substantial dilution to purchasers of our stock.

We have gathered further samples from the Claim Groups for analysis.  Several of the samples have been analyzed and preliminary indications seem favorable. Dependant on financing, we plan to move forward to Phase Two to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exist.  There is, of course, a substantial risk that we will not find dykes or pipes that contain kimberlite.

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

Item 1.  Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.  Change in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the nine-month period ended April 30, 2005:

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

None.

Exhibits:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 2005                                                                              STELLAR RESOURCES LTD.

                                                                                                                By:       /s/ Andrew Reid
                                                                                                                            Andrew Reid

                                                                                                               Its:        President, Director and CEO