Form 10KSB
period 2005-07-31
STELLAR RESOURCES LTD
filed 2005-10-17
CIK 1217027

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934
             For the fiscal year ended July 31, 2005

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
            For the transition period from _________ to ____________

            Commission File No.  333-103364

STELLAR RESOURCES LTD.
(Exact name of Registrant as specified in its charter)

             NEVADA                                                                            98-0373867
(State or other jurisdiction of                                                             (I.R.S. Employer
incorporation or organization)                                                        Identification Number)

3155 E. Patrick Lane, Suite 1,
Las Vegas, Nevada                                                                           89120-348
(Address of principal executive offices)                                                  (Zip Code)

Registrant’s telephone number, including area code:                        702-898-6004

Securities registered pursuant to Section 12(b) of the Act:               NONE

Securities registered pursuant to Section 12 (g) of the Act:              Common Stock
                                                                                                     ($0.001 par value)

Name of exchange on which registered:                                           NASD (OTCBB)

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Fule 12b-2 of the Exchange Act).   [  ] Yes   [X] No

Revenues for year ended July 31, 2005 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, as of September 28, 2005 was $1,639,905.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES [  ]   NO [  ]   NOT APPLICABLE

The number of shares of the issuer’s Common Stock outstanding as of September 28, 2005 was 3,568,220.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):   YES [  ]   NO [X]

TABLE OF CONTENTS

Part I                                                                                                                                        Page

Part II

            Item 5.             Market for Common Equity and Related Stockholders Matters                7
            Item 6.             Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8
            Item 7.             Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                11
            Item 8.             Changes in and Disagreements with Accountants on
                                      Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .                21

Part III

            Item 9.             Directors, Executive Officers, Promoters and Control
                                      Persons; Compliance with Section 16(a) of the
                                    Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                21
            Item 10.           Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .                22
            Item 11.           Security Ownership of Certain Beneficial Owners

CAUTIONARY INORMATION ABOUT FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments, which the Company expects, believes or anticipates, will or may occur in the future are forward-looking statements.  The words believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are also intended to identify forward looking statements.  These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Stellar Resources Ltd. “the Company” in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by the us, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements.  Such risks and uncertainties include those risks, and uncertainties identified in the description of the Business and Management’s Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Significant factors that could prevent us from achieving our stated goals include: the inability of us not able to obtain financing for capital expenditures and acquisitions, declines or failure to develop in the market for the Company’s products, development of superior products by competition, and adverse changes in the regulatory environment affecting the us.

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

PART I

ITEM 1.          Description of Business

General

We were incorporated under the laws of the State of Nevada in April 1999.   We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.  We acquired an option to earn a 50% interest in two land packages described below under the heading “Option Agreement”.

On June 28, 2002, we entered into an Option Agreement with Diamant Resources Ltd. (“Diamant”) a private Canadian company, of which Andrew Reid is the President and a director and Michael Rezac is also a director and officer.  Both Andrew Reid and Michael Rezac individually own 1,400,000 common shares of Diamant, representing 23.3% of Diamant.  Diamant owns a 100% interest in certain claims groups. It holds 19 subsurface mineral claims as defined by the Mineral Tenure Act in British Columbia Canada, which means Diamant holds the rights to all minerals in the ground on its subsurface mineral claims. The Government of British Columbia is the fee simple owner of the underlying property as the claims are on Crown land. Principle terms of the Interest: Each year Diamant has expended (Canadian) $29,200.00 in assessment work in an effort to maintain the properties in good standing. Diamant acquired its interest in the mineral claims from an unrelated third party.

Option Agreement

We paid a consideration under the terms of an Option Agreement of (Canadian) $10,000 providing we pay for the incurrence of property exploration expenditure giving us the exclusive right and option to acquire a 50% interest in two land packages, (the Beatton and Alces claim groups)  (the “Claim Groups”) totaling 197 units (or 4925 hectares) in the Fort St. John area of British Columbia, Canada.  These Claim Groups have been the subject of reconnaissance level diamond exploration.  The option payments and the exploration expenses with the respective performance dates of our option  obligations were as follows:

(a)      Pay to Diamant on the 30th day of June 2002 the sum of (Canadian) $5,000);

(b)      Pay to Diamant on the 30th day of July 2003 the sum of (Canadian) $5,000; and

(c)      by July 25, 2002, we had paid for and incurred all the Property Expenditures to Rio Minerals Ltd. in the amount of (Canadian) $7,643 (who is an unrelated party) which was the cost for the preparation of a geological report (“Geological Report”) on the Claim Groups, based on exploration work conducted in 2002. This Geological Report was prepared by Derrick Strickland and is dated October 2002 (Exhibit 5” to our filed prospectus).

The Option Agreement provided us the right to terminate the agreement if we were not satisfied with the results and recommendations stated in the completed Phase 1 Geological Report.  However, since the October 2002 Geological Report suggests the possible occurrence of kimberlitic indicators on the Claim Groups, we elected to proceed further with the option.

We manage and continue to manage all exploration expenditures on the Claim Groups, which include all costs of acquisition and maintenance of the properties, and all expenditures on exploration of the properties, as well as other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the properties.  We have secured fully our interest in the Claim Groups, and are obligated to maintain in good standing the Claim Groups by:

               (a)      completing and filing of assessment work or making of
                          payments in lieu thereof (Canadian)  $5,695);

               (b)      paying taxes and rentals (Canadian)  $2,000); and

               (c)      performing all other actions necessary to keep the claim
                         groups free and clear of all liens and other charges,(total of (a)
                         and (b) above (Canadian)  $7,695).

We have gathered further samples from the Claim Groups for analysis.  Several of the samples have been analyzed and preliminary indications seem favorable. The remainder of the samples gathered are currently being analyzed  and we expect to receive the results by December, 2005.  If the final results are favourable, we will then position ourselves to move further forward to Phase Two and to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

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

Beatton & Alces

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

PART II

ITEM 5.          Market for Common Equity and Related Stockholders Matters

Our common equity is registered under the Over the Counter Bulletin Board (“OTCBB Symbol “SELR”).. We have no common equity which are subject to outstanding purchase options or warrants, or securities convertible into common equity.

As of July 31, 2005, there were 3,568,220 shares of our common equity outstanding, held by 35 shareholders of record.

Rule 144 Shares

A total of 415,276 shares of our common equity were eligible for resale to the public after April 12, 2000 in accordance with the volume and trading limitations of Rule 144 of the Act.  In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month (3) period a number of shares that does not exceed the greater of:

  1% of the number of shares of the company’s common stock then outstanding, which in our case equals approximately 35,019 shares as of the date of this prospectus; or

  the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Under Rule 144 (k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two (2) years, is entitled to sell their shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, persons who are affiliates, hold all of the 415,276 that may be sold pursuant to Rule 144.

ITEM 6.          Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this annual report.

From inception, April 9, 1999 to July 31, 2005 we had a deficit accumulating during the exploration stage of USD $213,651.  From inception April 9, 1999, we had expended USD $41,815 on legal, audit and accounting fees; USD $98,934 on resource property expenses; USD $27,780 on consulting fees; USD $45,122 on filing fees and office expenses.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the forms of loans or by selling our equity.

Our primary activity for the next 12 months will be to continue to further develop the remainder Two Phases, which are only initial phases of a full exploration effort.

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

In the second phase of the program which consisted of the collection of thirty diamond indictor samples we utilized 4x4 vehicles and a helicopter  stream sediment and glacial till samples were taken on the regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. Further sampling will allow us to develop an understanding of the magnitude of property scale anomalies.

In addition further idicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location.  Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

The third phase of the program will consist of the collection of thirty diamond indicator samples.   The program will use 4x4 vehicles as well as helicopter to assist in the collection of the samples.   Further stream sediment and glacial till samples must be taken on the regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling will allow us to develop an understanding of the magnitude of property scale anomalies.

Indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location.  Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials

Our timeframe for the Phase 3 program is ten days, which is dependant upon our financial position in 2006.

The estimates costs for the above Phases are as set out above under “GEOLOGICAL EVALUATION REPORT - Phase”.

We have gathered further samples from the Claim Groups for analysis.  Several of the samples have been analyzed and preliminary indications seem favorable. The remainder of the samples gathered are currently being analyzed  and we expect to receive the results by December, 2005.  If the final results are favourable, we will then position ourselves to move further forward to Phase Two and to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending July 31, 2005

We have not earned any revenues from operations from our incorporation on April 9, 1999 to July, 2005.  Our activities have been financed from proceeds of share subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into the commercial production of our Claim Groups.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss

From our incorporation on April 9, 1999 to July 31, 2005, we recorded an operating loss of USD $213,651, consisting of consulting fees of USD $27,780; filing fees of USD $13,994 general and administrative expenses of USD $31,128; professional fees of USD USD $41,815 and mineral property expenditures of USD $98,934 relating to our acquisition of an interest in, and our exploration of, the Claim Groups. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At July 31, 2005, we had assets of USD $50 consisting of USD $50 cash on hand. Net stockholders’ equity (deficiency) was USD $(123,418) at July 31, 2005.  We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders secured by Promissory Notes totaling (Canadian) $105,000 and USD $11,000 together with interest calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand part of which were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to USD $250,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                                                                                                   Partnership of:
              DALE MATHESON                                      Robert J. Burkart, Inc.             James F. Carr-Hilton, Ltd.
       CARR-HILTON LABONTE                                Alvin F. Dale, Ltd.                   Peter J. Donaldson, Inc.
------------------------------------                              Wilfred A. Jacobson, Inc.         Reginald J. LaBonte, Ltd.
CHARTERED ACCOUNTANTS                                Robert J. Matheson, Inc.         Fraser G. Ross, Ltd.
                                                                                     Brian A. Shaw, Inc.                Anthony L. Soda, Inc.
---------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Stellar Resources Ltd. (An Exploration Stage Company) as of July 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from April 19, 1999 (inception) to July 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as of July 31, 2005 and 2004, and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from April 19, 1999 (inception) to July 31, 2005, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations, has incurred substantial losses to date and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, Canada
September 10, 2005

A MEMBER OF MMG1 INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS
Vancouver           Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 o Fax: 604 687 4216
                           Suite 1300 - 1140 West Pender Street, Regulatory and Tax Practices Office Tel: 604 687 4747 o Fax: 604 689 2778

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2005	July 31, 2004

ASSETS

CURRENT ASSETS
Cash	$ 50	$ 170

	$ 50	$ 170

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 6,935	$ 6,922
Notes payable (Note 4)	105,462	81,539
Due to related party (Note 5)	11,071	-

	123,468	88,461

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock
Common stock $.001 par value; 200,000,000 shares authorized
3,568,220 (2004 - 3,568,220) issued and outstanding	3,568	3,568
Additional paid-in capital	86,665	86,665
Deficit accumulated during the exploration stage	(213,651)	(178,524)

	(123,418)	(88,291)

	$ 50	$ 170

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended July 31, 2005	Year ended July 31, 2004	April 9, 1 999 (inception) to July 31, 2005

EXPENSES
Consulting fees	$ -	$ 5,799	$ 27,780
Filing fees	3,700	3,275	13,994
General and administrative	12,388	10,455	31,128
Mineral property expenditures	7,695	47,309	98,934
Professional fees	11,344	9,960	41,815

NET LOSS FOR THE YEAR	$ (35,127)	$ (76,798)	$ (213,651)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,568,220	3,568,220

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD APRIL 9, 1999 (INCEPTION) TO JULY 31, 2005

	Common stock		Additional Paid in	Share Subscriptions	Deficit Accumulated during Exploration
	Shares	Amount	Capital	Received	Stage	Total

Issuance of common stock for cash at $0.001 per share – April 12, 1999	3,000,000	$ 3,000	$ -	$ -	$ -	$ 3,000

Net loss, April 9, 1999
(inception) to July 31, 1999	-	-	-	-	(2,090)	(2,090)

Balance, July 31, 1999	3,000,000	3,000	-	-	(2,090)	910

Net loss, year ended July 31, 2000	-	-	-	-	(680)	(680)

Balance, July 31, 2000	3,000,000	3,000	-	-	(2,770)	230

Net loss, year ended July 31, 2001	-	-	-	-	(180)	(180)

Balance, July 31, 2001	3,000,000	3,000	-	-	(2,950)	50

Subscriptions received	-	-	-	35,981	-	35,981

Net loss, year ended July 31, 2002	-	-	-	-	(43,953)	(43,953)

Balance, July 31, 2002	3,000,000	3,000	-	35,981	(46,903)	(7,922)

Issuance of common stock for cash at $0.10 per share – October 2, 2002	365,476	365	36,182	(35,981)	-	566
Issuance of common stock for cash at $0.25 per share – October 2, 2002	120,496	121	30,003	-	-	30,124
Issuance of common stock for cash at $0.25 per share – October 15, 2002	16,000	16	3,984	-	-	4,000
Issuance of common stock for cash at $0.25 per share – January 9, 2003	20,000	20	4,980	-	-	5,000
Issuance of common stock for cash at $0.25 per share – March 21, 2003	46,248	46	11,516	-	-	11,562

Net loss, year ended July 31, 2003	-	-	-	-	(54,823)	(54,823)

Balance, July 31, 2003	3,568,220	3,568	86,665	-	(101,726)	(11,493)

Net loss, year ended July 31, 2004	-	-	-	-	(76,798)	(76,798)

Balance, July 31, 2004	3,568,220	3,568	86,665	-	(178,524)	(88,291)

Net loss, year ended July 31, 2005	-	-	-	-	(35,127)	(35,127)

Balance, July 31, 2005	3,568,220	$ 3,568	$ 86,665	$ -	$ (213,651)	$ (123,418)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2005	Year ended July 31, 2004	April 9, 1999 (inception) to July 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (35,127)	$ (76,798)	$ (213,651)
Item not affecting cash
Accrued interest	4,064	3,845	8,076
Changes in working capital assets and liabilities
Prepaids	-	10,678	-
Accounts payable	13	2,391	6,935

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(31,050)	(59,884)	(198,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sales	-	-	90,233
Notes payable	12,591	56,777	89,300
Due to related party	11,071	-	11,071

NET CASH FLOWS FROM FINANCING ACTIVITIES	23,662	56,777	190,604

EFFECT OF EXCHANGE RATE CHANGES	7,268	818	8,086

INCREASE (DECREASE) IN CASH	(120)	(2,289)	50

CASH, BEGINNING OF YEAR	170	2,459	-

CASH, END OF YEAR	$ 50	$ 170	$ 50

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property activities.  Effective January 6, 2003 the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

To date, the Company has not generated any revenues from operations and has a working capital and stockholders’ deficiency of $123,418 at July 31, 2005.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at July 31, 2005, any potential costs relating to the retirement of the Company’s mineral property interest are not determinable.

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

Financial Instruments
The Company’s financial instruments include cash, accounts payable, and accrued liabilities, notes payable and an amount due to a related party.  The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company is not currently exposed to any significant credit risk or currency risk.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Certain translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29".  This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Recent Accounting Pronouncements (con’t)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment".  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007.  The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

NOTE 3 – MINERAL PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures.  As of July 31, 2005, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $92,017.

NOTE 4 – NOTES PAYABLE

The Company has received a total of $96,651 (C$105,000 and US$11,000) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%.  To July 31, 2005, $8,811 accrued interest is payable.

During the period the Company recorded a foreign exchange transaction loss of $7,268 in connection with these notes payable as a result of fluctuations in the foreign exchange rate.

NOTE 5 – DUE TO RELATED PARTY

During the period ended July 31, 2005, a director advanced funds of $11,071 (2004 - $nil).  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 – INCOME TAXES

The Company has incurred operating losses from inception to July 31, 2005 of approximately $213,000 which expire between the years 2014 – 2020 and which may be available to offset against future taxable income.  The Company has adopted FASB No. 109 for reporting purposes.  The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Item 8.          Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure

None.

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance
                      with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Stellar:

Dates                     Name                     Age         Position

June 02                  Andrew Reid           27          President, Chief
Present                                                                Financial Officer
                                                                           and Director

June 02 to              Michael Rezac         29          Secretary/Treasurer, Director
Present

Andrew Reid

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

Andrew Reid completed his studies in New Media at the Vancouver Film School in 1996 and completed his studies mainly in Business Marketing and Graphic Designs.   Since graduation, he has worked for Palmer Jarvis Advertising – September 1996 to August 1998; Populuxe Digital Media – September 1998 to April 1999; Angus Reid Group, from May 1999 to May 2000; and from May 2000 to the present time with a private Canadian company, Vision Critical Communications Inc (“VCCI”).  He is the President and owner of VCCI and has extensive duties with them.  Andrew Reid is also an active club member of “New Media B.C Organization” (“the Club”) is a non-profit association, whose vision is to build British Columbia (“B.C.”) as a center for new media excellence in the digital/ interactive industry, through networking events, special interest group seminars, advocacy work and marketing.  Andrew Reid participation as a club member is totally voluntarily and does not receive remuneration of any kind for time spent at this Club.

From October 2001 to present, Andrew Reid  has served as President and Director of a privately held Canadian mineral exploration company, Diamant Resources Ltd.

Michael Rezac

Michael Rezac, our Secretary, Treasurer and a director, helped provide support since our formation in April 1999, and took his position as a director in June 2002.  Even though Michael Rezac lacks the professional training or technical credentials in the exploration, development and operations of mines, he has been the “key” to most of our accomplishments to date, which is due to his efforts and ability to help raise the majority of our working capital.  He will serve as director until the next annual meeting of our shareholders where he can either sit for re-election or until his successor has been duly elected and qualified, or until his resignation or removal.  The officers will hold their positions at the pleasure of the board.  At present, we have no employment contract in place with Michael Rezac.  He anticipates spending no fewer than four hours per week of his time to help with the progression of our business.

Since 1998 till present, Michael Rezac worked and continues to work, as a cabinet installer for Eric Sadie.  From October 2001 to present, Michael Rezac became a director and officer of a privately held Canadian mineral exploration company, Diamant Resources Ltd.

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended July 31, 2005, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.          Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2005.

Annual Compensation

                                                                                Other       Restricted      Options/LTIP     All
                                                                                Annual    Stock               SAR  payouts    Other
Name        Title           Year      Salary   Bonus     Comp.  Awarded (#)            ($)               Comp.
________________________________________________________________________________

A Reid       Pres.,         2005        $0              0             0                0     0                0                      0
                 CFO &       2004        $0              0             0                0     0                0                     0
                 Dir.             2003        $953          0             0                0     0                0                     0

M. Rezac   Sec/           2005        $0              0              0                0     0                0                     0
                  Treas/Dir    2004       $0              0              0                0     0                0                     0
                                    2003       $631          0              0                 0     0                0                    0

As at July 31, 2005, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit- sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Consulting Agreements

We have no employment/consulting contracts or compensatory plan or any arrangement with an executive officer or director. Our directors currently do not receive any cash compensation for their services as members of the board of directors, save and except as mentioned in the “Summary Compensation Table” above. There is no compensation committee, and no compensation policies have been adopted.

Item 11.       Security Owenrship of Certain Beneficial Owners and Management.

The following table sets forth, as of September 28  2005, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                                       Amount of
Title of          Name and address                  beneficial          Percent
Class             of beneficial owner                 ownership          of class
_________________________________________________________
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
Stock              as a Group that consists of
                        three people

The percent of class is based on 3,568,220 shares of common stock issued and outstanding as of September 28, 2005.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of September 28, 2005, there were 3,568,220 shares of our common stock issued and outstanding that are held by 35 stockholders of record.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder’s vote.  Holders of common stock do not have cumulative voting rights.  Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors.  Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders.  A Vote by the holders of a majority of our outstanding shares are required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation.

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

Item 12.          Certain Relationships and Related Transactions

Andrew Reid, our President, Chief Financial Officer and a director, helped with the raising of capital since our organization in April 1999 and has subscribed for and currently owns 100,671 (2.82%)of our shares of common stock.    He became an officer and director in June 2002 and to date has received  (Canadian)$1,500(US $953.53) for services rendered to cover incidental expenses over a period of two years, for local and long distance telephone calls faxes, luncheon meetings, local travel, consultation services from corporate service providers.  He is currently employed and/or controls Vision Critical Communications Inc., a private Canadian company. Andrew Reid also individually owns 1,400,000 common shares (23.3%) of Diamant Resources Ltd. (“Diamant”)a private Canadian company.

Michael Rezac, our Secretary, Treasurer and a director, helped with the raising of capital since our organization in April 1999, and became an officer and director in June 2002 and have received  (Canadian)$1,000 (US $631.35)  for services rendered to cover incidental expenses over a period of two years, local and long distance telephone calls and faxes, luncheon meetings, local travel   Michael Rezac has subscribed for and currently owns 120,805 shares of our common stock (3.39%).  Michael Rezac is also a director and an officer of Diamant, and individually owns 1,400,000 of Diamant’s common stock (23.3%).

Andrew Reid, our President, Chief Financial officer, and member of our Board of Directors, and Michael Rezac, our Treasurer, Secretary and member of our Board of Directors, collectively owns directly and indirectly 6.21% of our common stock, and own, directly and indirectly 46.6% of Diamant’s common stock, they are in a position to control, or, at the least, influence the election of our directors and are able to influence the operation of our business.

We have entered into an Option Agreement dated June 28, 2002 with Diamant. The Option Agreement provides for us to acquire an undivided 50% right title and interest in certain mineral exploration permits from Diamant.  Michael Rezac, our Treasurer, Secretary, and Member of our Board of Directors, together with Horden Elliot, an unrelated third party considered the terms of the Option Agreement.  The terms of the Option Agreement are intended to provide sufficient cash to renew the permits.  We considered that the circumstances, which existed at the time that the option was granted, were such that an amount of cash sufficient to renew the permits is the minimum and, realistically, the maximum amount, which would be required, at that time to acquire an interest in the permits.  We believe that such is and would have been the case if the parties were unrelated, as an amount of cash less than that amount would not be sufficient to serve the needs of either party.  The recorded owner of the property covered by the permits in June 2002 was Broadbase Holdings Ltd. (“Broadbase”) a private Canadian Company.  Diamant purchased 100% right title and interest from Broadbase for (Canadian) $150.00.  The mineral exploration permits permits cover 197 Units (or 4925 hectares) in the Fort St. John area of British Columbia, Canada.  As a consideration for the option, we paid Diamant (Canadian) $10,000.  In addition, the Option Agreement also provided that we: (A) pay on the 30th day of June 2002 the sum of (Canadian) $5,000; (B) pay on the 30th day of July 2003 the sum of (Canadian) $5,000; and (C) by July 2002, pay and incur property expenditures on the Claims.  As of this date, all considerations have been satisfied.

The partially completed analysis of the properties to date has demonstrated the presence of kimberlite indicator minerals and a high potential to host kimberlite intrusions.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite. Additionally, if the geological report is not favourable to us, then we may give notice of termination of our Option agreement to Diamant.

ITEM 13.          Exhibits, and Reports on Form 8-K

EXHIBIT
NUMBER                             DESCRIPTION

3.1                                        Articles of Incorporation(1)
3.2                                        By-Laws(1)
10.1                                      Option Agreement(1)
31.1                                      Officers Certificate
31.2                                      Officers Certificate
32.1                                      Certification of Officer
----------------
(1)    Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

Reports on Form 8-K

Form 8-K dated July 28, 2005, filed August 11, 2005.

ITEM 14.          Controls and Procedures

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

STELLAR RESOURCES LTD.

By:          /s/ Andrew Reid_______________
               Andrew Reid,
               President and Director
               Date:   October 13, 2005

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Michael Rezac______________________
               Michael Rezac, Secretary/Treasurer, Director
               Date:   October 13, 2005

By:          /s/ Jon Stewart________________________
               Jon Stewart, Director
               Date:   October 13, 2005