Form 10QSB
period 2006-01-31
STELLAR RESOURCES LTD
filed 2006-03-14
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  The total number of shares of Common Stock, par value $0.001 per share, outstanding as of  March 7, 2006 was 3,568,220.

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2006	July 31, 2005

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 165	$ 50

	$ 165	$ 50
===================================================	===========	===========

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 5,961	$ 6,935
Notes payable (Note 4)	114,835	105,462
Due to related party (Note 5)	27,956	11,071

	148,752	123,468

CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS’ DEFICIENCY
Capital stock
Common stock $.001 par value; 200,000,000 shares authorized
3,568,220 (July 31, 2005 - 3,568,220) issued and outstanding	3,568	3,568
Additional paid-in capital	86,665	86,665
Deficit accumulated during the exploration stage	(238,820)	(213,651)

	(148,587)	(123,418)

	$ 165	$ 50
===================================================	===========	===========

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005	Six Months Ended January 31, 2006	Six Months Ended January 31, 2005	April 9, 1999 (inception) to January 31, 2006

EXPENSES
Consulting fees	$ -	$ -	$ -	$ -	$ 27,780
Filing fees	-	-	-	-	13,994
General and administrative	4,553	982	19,284	9,254	40,840
Professional fees	3,000	2,955	5,885	2,955	111,506
Mineral property expenditures	-	-	-	7,695	44,700

NET LOSS FOR THE PERIOD	$ (7,553)	$ (3,937)	$ (25,169)	$ (19,904)	$ (238,820)
==============================	============	============	============	============	============

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
==============================	============	============	============	============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,568,220	3,568,220	3,568,220	3,568,220
==============================	============	============	============	============

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31, 2006	Six Months Ended January 31, 2005	April 9, 1999 (inception) to January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (25,169)	$ (19,904)	$ (238,820)
Item not affecting cash
Accrued interest	2,289	1,984	10,365
Changes in working capital assets and liabilities
Accounts payable	(974)	(1,845)	5,961

NET CASH FLOWS FROM OPERATING ACTIVITIES	(23,854)	(19,765)	(222,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	-	2	-
Common stock sales	-	-	90,233
Notes payable	-	12,591	89,300
Advances from related party	16,885	211	27,956

NET CASH FLOWS FROM FINANCING ACTIVITIES	16,885	12,804	207,489

EFFECT OF EXCHANGE RATE CHANGES	7,084	6,791	15,170

INCREASE (DECREASE) IN CASH	115	(170)	165

CASH, BEGINNING OF PERIOD	50	170	-

CASH, END OF PERIOD	$ 165	$ -	$ 165
=============================================	============	============	============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
=============================================	============	============	============
Income taxes paid	$ -	$ -	$ -
=============================================	============	============	============

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

To date, the Company has not generated any revenues from operations and has a working capital and stockholders’ deficiency of $148,587 at January 31, 2006.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at January 31, 2006, any potential costs relating to the retirement of the Company’s mineral property interest is not determinable.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment".  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".  The provisions of this Statement will be effective for the Company beginning with its second quarter ending April 30, 2006.  The Company has not granted stock options to date or issued any share –based payments and accordingly the adoption of SFAS 123 (revised 2004) does not have an impact on its reported results of operations or financial position.

NOTE 3 – MINERAL PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures.  As of January 31, 2006, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $101,589.

NOTE 4 – NOTES PAYABLE

The Company has received a total of $102,791 (C$105,000 and US$11,000, repayable in their respective currencies) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%.  To January 31, 2006 $12,044 accrued interest is payable.

During the period the Company recorded a foreign exchange transaction loss of $7,084 in connection with these notes payable as a result of fluctuations in the foreign exchange rate.

NOTE 5 – DUE TO RELATED PARTY

During the period ended January 31, 2006, a director advanced funds of $27,956 (July 31, 2005 - $11,071).  This advance is unsecured, non-interest bearing and have no specific terms of repayment.

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

From inception, April 9, 1999 to January 31, 2006 we had a deficit accumulating during the exploration stage of $238,820.  From inception April 9, 1999, we had expended $ 111,506 on legal, audit and accounting fees; $44,700 on resource property expenses; $27,780 consulting fees; and $54,834 on filing fees and office expenses.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overheads and need to raise additional capital in the next 12 months in the forms of investment by others in private placements,or loans..

Our primary activity for the next 12 months will be to continue to further develop our remainder Two Phases, which are only initial phases of a full exploration effort.

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

Indicator and grain studies on samples from our property, will be undertaken, with a view to understanding the nature of the kimberlite itself and its proximity to sample location.  Concurrent with the required sampling and ground observations, will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials.

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

The estimates costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT – Phase, in our  previously filed SB-2 Registration Statement ”.

Further samples have been gathered from the Claim Groups for analysis.  Several of the samples have been analyzed and preliminary indications seem favorable. The remainder of the samples gathered are currently being analyzed  and we expect to receive the results shortly.  If the final results are favourable, we will then position ourselves to move further forward to complete Phase Two and gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale, which may or may not exists.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending January 31, 2006

We have not earned any revenues from operations from our incorporation on April 9, 1999 to January 31, 2006.  Our activities have been financed from proceeds of share subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into the commercial production of our Claim Groups.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss

For the three months ended January 31, 2006, we recorded an operating loss of $7,553, consisting of general and administrative expenses of $4,553 and professional fees of $3,000. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At January 31 2006, we had assets of $165 consisting of  $165 cash on hand.  Net stockholders’ equity (deficiency) was  $(148,587) at January 31, 2006.  We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders secured by Promissory Notes totaling C$105,000 and  US$11,000 together with interest calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the proceeds were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to $500,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.   Control and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities & Exchange Act of 1934.  Based upon that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely, alerting them to materials information relating to us required to be included in this Quarterly Report.  There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the nine-month period ended April 30, 2005:

Item 5.  Other Information

 None.

Item 6.  Exhibits and Report on Form 8-K

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2      Certification of Chief Financial Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 10, 2006                                               STELLAR RESOURCES LTD.

                                                                        By:       _/s/ Andrew Reid________________________
                                                                                    Andrew Reid

                                                                        Its:        President, Director and CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 10, 2006                                               STELLAR RESOURCES LTD.

                                                                        By:       __/s/ Michael Rezac_______________________
                                                                                    Michael Rezac

                                                                        Its:        Chief Financial Officer