Form 10KSB/A
period 2005-07-31
STELLAR RESOURCES LTD
filed 2006-05-24
CIK 1217027

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934
             For the fiscal year ended July 31, 2005

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
            For the transition period from _________ to ____________

            Commission File No.  0-51400

STELLAR RESOURCES LTD.
(Exact name of Registrant as specified in its charter)

             NEVADA                                                                            98-0373867
(State or other jurisdiction of                                                             (I.R.S. Employer
incorporation or organization)                                                        Identification Number)

3155 E. Patrick Lane, Suite 1,
Las Vegas, Nevada                                                                           89120-348
(Address of principal executive offices)                                                  (Zip Code)

Registrant’s telephone number, including area code:                        702-898-6004

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

The estimates costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT” – Phase, in our  previously filed SB-2 Registration Statement,  “SEC Accession No. 0001127855-03-000288 and filed 2003-05-09 ”.

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
31.1                                      Certification of Chief Executive Officer pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002.
31.2                                      Certification of Chief Financial Officer pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002.
32.1                                      Certification of Officer
32.2                                      Certification of Officer
----------------
(1)    Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

Reports on Form 8-K

Form 8-K dated July 28, 2005, filed August 11, 2005.

ITEM 14.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective.  Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fourth fiscal quarter year ending July 31, 2005 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR RESOURCES LTD.

By:          /s/ Andrew Reid_______________
               Andrew Reid,
               President and Director
               Date:   May 19, 2006

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Michael Rezac______________________
               Michael Rezac, Secretary/Treasurer, Director
               Date:   May 19, 2006

By:          /s/ Jon Stewart________________________
               Jon Stewart, Director
               Date:   May 19, 2006