Form 10QSB/A
period 2006-01-31
STELLAR RESOURCES LTD
filed 2006-05-24
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to

Commission File No. 0-51400

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

TABLE OF CONTENTS

Part  I – FINANCIAL INFORMATION

              Item 1.    Financial Statements:

                             Balance Sheets                                                                                                  5

                             Interim Statements of Operations                                                                       6

                             Interim Statements                                                                                             7

                             Notes to Interim Financial Statements                                                                 8

              Item 2.    Management’s Discussion and Analysis or Plan of Operations                           11

              Item 3.    Control and Procedures                                                                                   12

Part II – OTHER INFORMATION

              Item 1.    Legal Proceedings                                                                                            13

              Item 2.    Changes in Securities                                                                                        13

              Item 3.    Defaults Upon Senior Securities                                                                        13

              Item 4.    Submission of Matters to a Vote of Security Holders                                         13

              Item 5.    Other Information                                                                                             13

              Item 6.    Exhibits and Reports on Form 8-K.                                                                   13

SIGNATURES                                                                                                                             14

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

The estimates costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT" – Phase, in our  previously filed SB-2 Registration Statement, “SEC Accession No. 0001127855-03-000288 and filed 2003-05-09 ”.

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

Item 3.   Control and Procedures

          (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly  report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective.  Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange

Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          (b) Changes in Internal Controls.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended January 31, 2006 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:  May 19, 2006                                               STELLAR RESOURCES LTD.

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

Dated:  May 19, 2006                                               STELLAR RESOURCES LTD.

                                                                        By:       __/s/ Michael Rezac_______________________
                                                                                    Michael Rezac

                                                                        Its:        Chief Financial Officer