Form 10QSB
period 2006-04-30
STELLAR RESOURCES LTD
filed 2006-06-14
CIK 1217027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-51400

Stellar Resources Ltd.

(Name of Small Business Issuer in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada	89120-348
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 898-6004

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date. The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 12, 2006 was 3,568,220.

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2006

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30, 2006	July 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$152	$50

	$152	$50

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,799	$6,935
Notes payable (Note 4)	118,686	105,462
Due to related party (Note 5)	34,901	11,071

	162,386	123,468

CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS’ DEFICIENCY
Capital stock
Common stock $.001 par value; 200,000,000 shares authorized
3,568,220 (July 31, 2005 - 3,568,220) issued and outstanding	3,568	3,568
Additional paid-in capital	86,665	86,665
Deficit accumulated during the exploration stage	(252,467)	(213,651)

	(162,234)	(123,418)

	$152	$50

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2006	Nine Months Ended April 30, 2005	April 9, 1999 (inception) to April 30, 2006

EXPENSES
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	3,600	3,700	3,600	3,700	17,594
General and administrative	4,603	(988)	14,315	8,268	45,443
Mineral property expenditures	2,649	-	12,221	7,695	111,155
Professional fees	2,795	4,319	8,680	7,274	50,495

NET LOSS FOR THE PERIOD	$(13,647)	$(7,031)	$(38,816)	$(26,937)	$(252,467)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,568,220	3,568,220	3,568,220	3,568,220

The accompanying notes are an integral part of these interim financial statements

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30, 2006	Nine Months Ended April 30, 2005	April 9, 1999 (inception) to April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(38,816)	$(26,937)	$(252,467)
Item not affecting cash
Accrued interest	3,535	3,007	11,611
Changes in working capital assets and liabilities
Accounts payable	1,864	(2,603)	8,799

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(33,417)	(26,533)	(232,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sales	-	-	90,233
Notes payable	-	12,591	89,300
Advances from related party	23,830	9,021	34,901

NET CASH FLOWS FROM FINANCING ACTIVITIES	23,830	21,612	214,434

EFFECT OF EXCHANGE RATE CHANGES	9,689	4,774	17,775

INCREASE (DECREASE) IN CASH	102	(147)	152

CASH, BEGINNING OF PERIOD	50	170	-

CASH, END OF PERIOD	$152	$23	$152

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

To date, the Company has not generated any revenues from operations and has a working capital and stockholders’ deficiency of $162,234 at April 30, 2006. The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As at April 30, 2006, any potential costs relating to the retirement of the Company’s mineral property interest is not determinable.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the second quarter beginning on February 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has not granted any stock options since inception and has not recorded any stock-based compensation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

NOTE 3 – MINERAL PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada. In order to earn a 50% interest, the Company must pay $3,298 (C$5,000) by June 30, 2002 (paid), $3,619 (C$5,000) by July 30, 2003 (paid), and must incur certain other property expenditures. As of April 30, 2006, the Company has satisfied all the requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date the Company has completed its initial diamond exploration program at a cost of $101,589.

NOTE 4 – NOTES PAYABLE

The Company has received a total of $104,918 (C$105,000 and US$11,000, repayable in their respective currencies) secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2%. To April 30, 2006 $13,768 accrued interest is payable.

During the period the Company recorded a foreign exchange transaction loss of $9,689 in connection with these notes payable as a result of fluctuations in the foreign exchange rate.

NOTE 5 – DUE TO RELATED PARTY

During the period ended April 30, 2006, a director advanced funds of $34,901 (July 31, 2005 - $11,071). This advance is unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 – CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations. Due to the diversity of these regulations compliance, at all times, cannot be assured.

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

Item 2. Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

From inception, April 9, 1999 to April 30, 2006 we had a deficit accumulating during the exploration stage of $252,467. From inception April 9, 1999, we had expended $50,495 on legal, audit and accounting fees; $111,155 on resource property expenses; $27,780 consulting fees; and $63,037 on filing fees and office expenses.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional capital in the next 12 months in the forms of investment by others in private placements, or loans.

Our primary activity for the next 12 months will be to continue to further develop our remainding Two Phases, which are only initial phases of a full exploration effort.

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

Indicator and grain studies on samples from our property will be undertaken with a view to understanding the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations, will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials.

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

In addition, further indicator and grain morphology studies on anomalous samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location. Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials.

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

The estimates costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT” – Phase, in our previously filed SB-2 Registration Statement, “SEC Accession No. 0001127855-03-000288 and filed 2003-05-09 “.

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

Results of Operations For Period Ending April 30, 2006

We have not earned any revenues from operations from our incorporation on April 9, 1999 to April 30, 2006. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Claim Groups. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss

For the three months ended April 30, 2006, we recorded an operating loss of $13,647 consisting of general and administrative expenses of $8,203, resource property expenses of $2,649, and professional fees of $2,795. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At April 30 2006, we had assets of $152 consisting of $152 of cash on hand. Net stockholders’ equity (deficiency) was $(162,234) at April 30, 2006. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

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

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended April 30, 2006 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2. Change in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the nine-month period ended April 30, 2006:

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

Dated:	June 13, 2006	STELLAR RESOURCES LTD.

By:	/s/ Andrew Reid
Andrew Reid

Its:	President, Director and CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 13, 2006	STELLAR RESOURCES LTD.

By:	/s/ Michael Rezac
Michael Rezac

Its:	Chief Financial Officer