Form 10KSB
period 2006-07-31
STELLAR RESOURCES LTD
filed 2006-10-31
CIK 1217027

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the fiscal year ended July 31, 2006

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ____________

Commission File No.  0-51400

STELLAR RESOURCES LTD.
(Exact name of Registrant as specified in its charter)

NEVADA	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3155 E. Patrick Lane, Suite 1, Las Vegas, Nevada	89120-3481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	702-898-6004

Securities registered pursuant to Section 12(b) of the Act:               NONE

Securities registered pursuant to Section 12 (g) of the Act:              Common Stock
                                                                                                     ($0.001 par value)

Name of exchange on which registered:                                            NASD (OTCBB)

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S‑B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Revenues for year ended July 31, 2006 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, as of October 20, 2006 was $32,025,924.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [  ]  NO [  ]   NOT APPLICABLE

The number of shares of the issuer’s Common Stock outstanding as of October 19 2006 was 28,640,196.

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

These statements are based on certain assumptions and analyses made by the management of Stellar Resources Ltd. (the “Company”) in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

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

On June 28, 2002, we entered into an Option Agreement with Diamant Resources Ltd. (“Diamant”) a private Canadian company, of which Andrew Reid is the President and a director and Michael Rezac is also a director and officer.  Mr. Rezac is an officer and director of Stellar Resources Ltd. Both Mr. Reid and Mr. Rezac individually own 1,400,000 common shares of Diamant, representing 23.3% of the outstanding shares of Diamant.  Diamant owns a 100% interest in certain claims groups. It holds 17 subsurface mineral claims as defined by the Mineral Tenure Act in British Columbia, Canada, which means Diamant holds the rights to all minerals in the ground on its subsurface mineral claims. The Government of British Columbia is the fee simple owner of the underlying property as the claims are on Crown land. Principle terms of the interest are as follows: Each year we or Diamant must pay for assessment work to maintain the properties in good standing.  Diamant acquired its interest in the mineral claims from an unrelated third party.

Effective October 20, 2006, we forward split our shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.  This Form 10-KSB refers to post-split shares unless otherwise indicated.

Option Agreement

Under the terms of the Option Agreement, we were required to make payments of (Canadian) $10,000 and to pay for the incurrence of property exploration expenditures.  These payments gave us the exclusive right and option to acquire a 50% interest in two land packages, the Beatton and Alces claim groups (the “Claim Groups”), totaling 7,448 hectares in the Fort St. John area of British Columbia, Canada.  These Claim Groups have been the subject of reconnaissance level diamond exploration.  The option payments and the exploration expenses with the respective performance dates of our option obligations were as follows:
(a)	Pay to Diamant on the June 30, 2002 the sum of (Canadian) $5,000;

(b)	Pay to Diamant on the July 30, 2003 the sum of (Canadian) $5,000; and

(c)	by July 25, 2002, we had paid for and incurred all the required property expenditures to Rio Minerals Ltd. (an unrelated party) in the amount of (Canadian) $7,643 which was the cost for the preparation of a geological report (“Geological Report”) on the Claim Groups, based on exploration work conducted in 2002. This Geological Report was prepared by Derrick Strickland and is dated October 2002 (Exhibit 5 to our prospectus included in our previously filed SB-2 Registration Statement, “SEC Accession No. 0001127855-03-000288, filed 2003-05-09).

The Option Agreement provided us the right to terminate the agreement if we were not satisfied with the results and recommendations stated in the completed Phase 1 Geological Report.  However, since the Geological Report suggests the possible occurrence of kimberlitic indicators on the Claim Groups, we elected to proceed further with the option.

We manage and continue to manage all exploration expenditures on the Claim Groups, which include all costs of acquisition and maintenance of the properties, and all expenditures on exploration of the properties, as well as other costs and expenses, including those of a capital nature, incurred or chargeable with respect to the exploration of the properties.  We have secured fully our interest in the Claim Groups, and are obligated to maintain in good standing the Claim Groups by completing and filing of assessment work or making of payments in lieu thereof.

We have gathered further samples from the Claim Groups for analysis.  All of the samples have been analyzed and preliminary indications seem favorable.  Management   has decided that it is in the best interests of the Company to have an additional third party analyze and verify all findings before proceeding onto Phase Two of the intended work program.  Once we have received the final results, and if they are favorable, we will then position ourselves to move forward to Phase Two and to gather larger samples, which should enable us to complete our test for kimberlite from dykes or pipes on a much wider scale.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

Before we enter discussions to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit and the average value, per carat, of the diamonds.  Gathering this information usually takes, as noted in our three phases a number of years (see our GEOLOGICAL EVALUATION REPORT” – Phase …. in our  previously filed SB-2 Registration Statement, “SEC Accession No. 0001127855-03-000288, filed 2003-05-09”) due to the extreme cold weather conditions and accumulation of snow from November to March, as there can be no exploration on our Claim Groups during those months.

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

ITEM 2.     Description of Property

Beatton & Alces

The Claim Groups consist of two land packages, which are located in the northeast part of British Columbia, Canada in the Peace River Lowlands.  The aggregate center is 25 kilometers northeast of the town of Fort St. John.  The Claim Groups are comprised of a total of 7,448 hectares.  The aggregate center of the properties is:

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

PART II

ITEM 5.     Market for Common Equity and Related Stockholders Matters

Our common equity is registered under the Over the Counter Bulletin Board (“OTCBB Symbol “SELR”). We have no common equity which is subject to outstanding purchase options or warrants, or securities convertible into common equity.

As of July 31, 2006, there were 3,568,220 pre-split shares of our common equity outstanding, held by 36 shareholders of record.

Rule 144 Shares

A total of 2,491,656 (pre-split) shares of our common equity were eligible for resale to the public after April 12, 2000 in accordance with the volume and trading limitations of Rule 144 of the Act.  In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

  1% of the number of shares of the company’s common stock then outstanding, which in our case equals approximately 286,402 shares as of the date of this filing; or

  the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
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

As of the date of this filing, persons who are affiliates hold all of the 3,588,852 common shares that may be sold pursuant to Rule 144.

ITEM 6.     Plan of Operation

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report.

From inception (April 9, 1999) to July 31, 2006, we had a deficit accumulating during the exploration stage of $275,930.  From inception (April 9, 1999), we have incurred $53,495 on legal, audit and accounting fees; $131,135 on resource property expenses; $27,780 on consulting fees; $63,520 on filing fees and office expenses.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.

Our primary activity for the next 12 months will be to continue to further develop the remaining two phases, which are only initial phases of a full exploration effort.

The recommended first phase (project) had an anticipated duration of ten days, which progressed to well over 35 days, and consisted of heavy mineral separates indicator counts and analyses of diamond indicator samples.  Further stream sediment and glacial till samples must be taken on a regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling in our next two phases will allow us to develop an understanding of the magnitude of property scale anomalies.

Indicator and grain studies on our samples will be undertaken to understand the nature of the kimberlite itself and its proximity to sample location.  Concurrent with the required sampling and ground observations will be the recording of glacial ice movement directions and the prospecting for kimberlite float materials.

In the second phase of the program, which consisted of the collection of thirty diamond indictor samples, we utilized 4x4 all-terrain vehicles and a helicopter stream sediment and glacial till samples were taken on the regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. Further sampling will allow us to develop an understanding of the magnitude of property scale anomalies.

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

Our timeframe for the Phase 3 program is 30 days, which is dependant upon our financial position in 2007.

The estimated costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT” – Phase …. ..in our  previously filed SB-2 Registration Statement,  “SEC Accession No. 0001127855-03-000288, filed 2003-05-09 ”.

We have gathered further samples from the Claim Groups for analysis.  All of the samples have been analyzed and preliminary indications seem favorable. We have decided that it is in the best interest of the Company to have an additional third party to analyze and verify all findings, before proceeding onto Phase Two of the intended work program.  Once we have received the results of the analyzed samples, and if favorable, we will then position ourselves to move further forward to Phase Two and to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended July 31, 2006 and 2005

We have not generated any revenues from operations since our incorporation on April 9, 1999 through July 31, 2006.  We have incurred $14,798 of interest, general and administrative expenses for the year ended July 31, 2006, compared to $12,388 in interest, general and administrative expenses for the year ended July 31, 2005.  The increase in these expenses was due to an increase in foreign exchange loss as a result of the fluctuation of the exchange rates between the $US and the $CDN and the valuation of the notes payable. For the year ended July 31, 2006, we incurred $32,201 in mineral property expenditures, compared to $7,695 incurred for the year ended July 31, 2006. The difference of $24,506 can attributed to the increase costs of mineral leases.  Each year a minimum amount of work is required for each mining lease held; if no work has been performed, the Company must pay the equivalent as claims renewal fees in order to maintain the lease in good standing. Professional fees of $11,680 and $11,344 and filing fees of $3,600 and $3,700 for the years ended July 31, 2006 and July 31, 2005, respectively, remained consistent for each period.

Sales and Marketing Expenses:  We have incurred no sales and marketing expense since the date of inception due to the fact that we are in the exploration stage of our business.

Gain from Extinguishment of Debt:  In the year ended July 31, 2006, we had no gain in the extinguishment of our debts.  No gain was recognized in the year ended July 31, 2005.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into the commercial production of our Claim Groups.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss

For the year ended July 31, 2006, we recorded an operating loss of $62,279, consisting of consulting fees of NIL; filing fees of $3,600; interest, general and administrative expenses of $14,798; professional fees of $11,680 and mineral property expenditures of $32,201 relating to our maintenance of the Claim Groups. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At July 31, 2006, we had assets of $371 consisting solely of cash on hand. Total stockholders’ deficit was $185,697 at July 31, 2006.  We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Under a Restricted Stock Award agreement dated October 3, 2006, the Company issued 6,000,000 shares of restricted stock to the succeeding President, Ms. Kathy Whyte. These shares have a vesting provision as follows; 2,100,000 shares vest immediately, 1,950,000 vest as of October 3, 2007 and the final 1,950,000 shares vest as of October 3, 2008. Upon termination of employment between the Company and Ms. Whyte, any stock not previously vested will be forfeited and returned to the Company’s treasury.

On October 3, 2006 the President, Andrew Reid and Director, Jon Stewart both resigned their respective positions in the Company, Mr. Reid has been replaced by Ms. Kathy Whyte and Mr. Stewart has been replaced by Mr. Dean Sellers. Michael Rezac will remain as our Chief Financial Officer and a director.

On October 5, 2006 the Company settled C$87,000 of notes payable plus accrued interest of C$13,786 and US$11,000 of notes payable plus accrued interest of US$1,206 by issuing 205,146 pre-split shares at $0.50 per share.

On October 20, 2006 the Company forward split its shares of common stock on a ratio of a six (6) new shares, for each one (1) old share currently held.

Management has relied upon debt financing from shareholders secured by Promissory Notes totaling (Canadian) $105,000 and USD $11,000 together with interest calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to USD $500,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

ITEM 7.     Financial Statements

STELLAR RESOURCES LTD.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying balance sheets of Stellar Resources Ltd (an exploration stage company) as of July 31, 2006 and 2005 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from April 9, 1999 (inception) through July 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position the Company as of July 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the period from April 9, 1999 (inception) through July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
October 23, 2006

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2006	July 31, 2005

ASSETS

CURRENT ASSETS
Cash	$ 371	$ 50

	$ 371	$ 50
=========================================================================

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,292	$ 6,935
Notes payable (Note 4)	119,086	105,462
Due to related party (Note 5)	59,690	11,071

	186,068	123,468

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 6)
Common stock $.001 par value; 200,000,000 shares authorized
21,409,320 (2005 - 21,409,320) issued and outstanding	21,409	21,409
Additional paid-in capital	68,824	68,824
Deficit accumulated during the exploration stage	(275,930)	(213,651)

	(185,697)	(123,418)

	$ 371	$ 50
=========================================================================

The accompanying notes are an integral part of these financial statements.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended July 31, 2006	Year ended July 31, 2005	Cumulative results of operations from April 9, 1999 (inception) to July 31, 2006

EXPENSES
Consulting fees	$ -	$ -	$ 27,780
Filing fees	3,600	3,700	17,594
General and administrative	9,872	8,324	32,924
Interest	4,926	4,064	13,002
Mineral property expenditures	32,201	7,695	131,135
Professional fees	11,680	11,344	53,495

NET LOSS	$ (62,279)	$ (35,127)	$ (275,930)
===============================================================================

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)
===================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,409,320	21,409,320
===================================================================

The accompanying notes are an integral part of these financial statements.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD APRIL 9, 1999 (INCEPTION) TO JULY 31, 2006

	Common stock		Additional Paid-in	Share Subscriptions	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Received	Stage	Total

Issuance of common stock for cash at $0.001 per share – April 12, 1999	18,000,000	$ 18,000	$ (15,000)	$ -	$ -	$ 3,000

Net loss, April 9, 1999
(inception) to July 31, 1999	-	-	-	-	(2,090)	(2,090)

Balance, July 31, 1999	18,000,000	18,000	(15,000)	-	(2,090)	910

Net loss	-	-	-	-	(680)	(680)

Balance, July 31, 2000	18,000,000	18,000	(15,000)	-	(2,770)	230

Net loss	-	-	-	-	(180)	(180)

Balance, July 31, 2001	18,000,000	18,000	(15,000)	-	(2,950)	50

Subscriptions received	-	-	-	35,981	-	35,981

Net loss	-	-	-	-	(43,953)	(43,953)

Balance, July 31, 2002	18,000,000	18,000	(15,000)	35,981	(46,903)	(7,922)

Issuance of common stock for cash at $0.10 per share – October 2, 2002	2,192,856	2,193	34,354	(35,981)	-	566
Issuance of common stock for cash at $0.25 per share – October 2, 2002	722,976	723	29,401	-	-	30,124
Issuance of common stock for cash at $0.25 per share – October 15, 2002	96,000	96	3,904	-	-	4,000
Issuance of common stock for cash at $0.25 per share – January 9, 2003	120,000	120	4,880	-	-	5,000
Issuance of common stock for cash at $0.25 per share – March 21, 2003	277,488	277	11,285	-	-	11,562

Net loss	-	-	-	-	(54,823)	(54,823)

Balance, July 31, 2003	21,409,320	21,409	68,824	-	(101,726)	(11,493)

Net loss	-	-	-	-	(76,798)	(76,798)

Balance, July 31, 2004	21,409,320	21,409	68,824	-	(178,524)	(88,291)

Net loss	-	-	-	-	(35,127)	(35,127)

Balance, July 31, 2005	21,409,320	$ 21,409	$ 68,824	$ -	$ (213,651)	$ (123,418)
======================================================================================

The accompanying notes are an integral part of these financial statements.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD APRIL 9, 1999 (INCEPTION) TO JULY 31, 2006

	Common stock		Additional Paid-in	Share Subscriptions	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Received	Stage	Total

Balance forward, July 31, 2005	21,409,320	$ 21,409	$ 68,824	$ -	$ (213,651)	$ (123,418)

Net loss	-	-	-	-	(62,279)	(62,279)

Balance, July 31, 2006	21,409,320	$ 21,409	$ 68,824	-	$ (275,930)	$ (185,697)
======================================================================================

The accompanying notes are an integral part of these financial statements.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2006	Year ended July 31, 2005	Cumulative results of operations from April 9, 1999 (inception) to July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (62,279)	$ (35,127)	$ (275,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	4,926	4,064	13,002
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	357	13	7,292

NET CASH USED IN OPERATING ACTIVITIES	(56,996)	(31,050)	(255,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	12,591	89,300
Amounts due to related party	48,619	11,071	59,690

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,619	23,662	239,223

EFFECT OF EXCHANGE RATE CHANGES	8,698	7,268	16,784

NET INCREASE (DECREASE) IN CASH	321	(120)	371

CASH, BEGINNING	50	170	-

CASH, ENDING	$ 371	$ 50	$ 371
==============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
                       JULY 31, 2006

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its mineral property activities.  Effective January 6, 2003, the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

To date, the Company has not generated any revenues from operations and has a working capital deficit of $185,697 and an accumulated deficit of $275,930 at July 31, 2006.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

On October 10, 2006, the Company announced that it would forward split its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held. This forward stock split became effective October 20, 2006.

On October 23, 2006, the Company announced that it has initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  Management will be directing the Company's efforts towards identifying oil and gas properties located in Western Canada and the United States. Based on preliminary information, a review is currently being initiated on a number of properties located in Alberta, Canada as well as others located in Texas, Wyoming, Utah, and Colorado.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Costs
The Company has been in the pre-exploration stage since its formation on April 9, 1999 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under the Financial Accounting Standards Board (“FASB”) Statement No. 144 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage.  Further, the Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the unit-of-production method over the estimated life of proven reserves.

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of July 31, 2006, any potential costs related to the retirement of the Company’s mineral property interests are not determineable.

Loss Per Share
The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
The Company’s financial instruments include cash, accounts payable and accrued liabilities, notes payable and an amount due to a related party.  The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

Stock-Based Compensation
In December 2004, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the second quarter beginning on February 1, 2006.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 – MINERAL PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2006, the Company has satisfied these requirements and has earned its 50% interest in all the mineral claims listed in the agreement. To date, the Company has completed its initial diamond exploration program at an aggregate cost of $101,589.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006

NOTE 4 – NOTES PAYABLE

The Company has received a total of $103,846 (Cdn$105,000 and US$11,000, repayable in their respective currencies) (July 31, 2005: $96,651) at various dates from unrelated third parties which are secured by demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.25% as of July 31, 2006).  To July 31, 2006, $15,240 (July 31, 2005: $8,811) of accrued interest is payable.

During the current year, the Company recorded a foreign exchange transaction loss of $8,698 (July 31, 2005: $7,268) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate. Refer to Note 8.

NOTE 5 – DUE TO RELATED PARTY

During the year ended July 31, 2006, a former director advanced funds to the Company totaling $48,619 (July 31, 2005: $11,071).  At July 31, 2006, an amount of $59,690 (July 31, 2005: $11,071) is owing to this former director.  This advance is unsecured, non-interest bearing and has no specific terms of repayment.  Refer to Note 8.

NOTE 6 – CAPITAL STOCK

There were no transactions during the year ended July 31, 2006 or 2005.

On October 10, 2006, the Company announced that it will forward split its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held. This forward stock split will become effective October 20, 2006. These financial statements have been recast to reflect the forward split from inception to July 31, 2006.

NOTE 7 – CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2006, the Company’s President, Andrew Reid, and Director, Jon Stewart, both resigned their respective positions. Mr. Reid has been replaced by Kathy Whyte and Mr. Stewart has been replaced by Dean Sellers.

Under a restricted stock award agreement dated October 3, 2006, the Company issued 6,000,000 shares of restricted common stock to the Company’s succeeding President, Ms. Whyte. These shares have a vesting provision as follows: 2,100,000 shares vest immediately, 1,950,000 vest on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008. Upon termination of employment between the Company and Ms. Whyte, any stock not previously vested will be forfeited and returned to the Company’s treasury.

On October 5, 2006, the Company settled $78,006 (C$87,000) of notes payable plus accrued interest of $12,361 (C$13,786) and US$11,000 of notes payable plus accrued interest of $1,206 by issuing 205,146 shares of common stock at $0.50 per share.

Effective October 20, 2006, the Company forward split its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006

NOTE 9 – INCOME TAXES

	July 31, 2006	July 31, 2005
	===========	===========

Net Operating Loss Carryforwards
Prior year cumulative total	$ 213,651	$ 178,524
Current year net operating loss	62,279	35,127

Net operating loss carryforwards, cumulative	$ 275,930	$ 213,651
	===========	===========

Effective Tax Rate
Federal statutory tax rate	34.00%	34.00%
State taxes	0.00%	0.00%

	34.00%	34.00%

Deferred Tax Asset
Net Operating Loss	$ 93,816	$ 72,641
Valuation allowance	(93,816)	(72,641)

Net deferred tax asset	$ -	$ -
	===========	===========

The Company has approximately $276,000 of net operating loss carryforwards which may be used to offset future taxable income that expire at various amounts between 2019 and 2025.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carryforwards.

ITEM 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Stellar:

Dates	Name	Age	Position

Oct. 4 2006 to Present	Kathy Whyte	50	President, Chief Executive Officer and Director

June 02 to Present	Michael Rezac	33	Chief Financial Officer, Secretary/Treasurer, Director

Oct. 4 2006 to Present	Dean Sellars	42	Director

Kathy Whyte

Ms. Whyte, our President, Chief Executive Officer and a director, has helped provide, administrative and secretarial support since our formation in April 1999.  She will hold office for a term of one year or until the next annual meeting of shareholders where she can sit for re-election, or until her successor has been duly elected and qualified or until her resignation or removal.  The officers hold their positions at the pleasure of the board.  At present, we have no employment contract in place with Ms. Whyte, however, Ms. Whyte anticipates spending a minimum of 20 hours per week of her time on our business.

Coupled with her past knowledge of the Company, Ms. Whyte has a well rounded background in the corporate administration of both private and publically traded companies, mainly in the mineral exploration industry.  Ms. Whyte has helped administer the Company from inception as a self-employed Corporate Administrator.  From 1998 to the present, she has been self-employed and works in the corporate administrative field for various entities.  Through the earlier part of her career, her education streamed both from England and Canada.  Throughout the earlier years of her career from 1977 to 1996, she has worked as a legal secretary for the following legal related firms: Pattinson & Brewer in London, England; Cowan, Lipson & Rumney, London, England; Tupper & Adams in Canada; Legal Freelance Centre in Canada; Ferguson Gifford in Canada; Jones McCloy Peterson in Canada.

Michael Rezac

Michael Rezac, our Chief Financial officer, Secretary, Treasurer and a director, helped provide support since our formation in April 1999, and took his position as a director in June 2002.  Even though Mr. Rezac lacks the professional training or technical credentials in the exploration, development and operations of mines, he has been the “key” to most of our accomplishments to date, which is due to his efforts and ability to help raise the majority of our working capital.  He will serve as director until the next annual meeting of our shareholders where he can either sit for re-election or until his successor has been duly elected and qualified, or until his resignation or removal.  The officers will hold their positions at the pleasure of the board.  At present, we have no employment contract in place with Mr. Rezac.  He anticipates spending no fewer than four hours per week of his time to help with the progression of our business.

Since 1998 till present, Mr. Rezac worked and continues to work, as a cabinet installer for Eric Sadie.  From October 2001 to present, Mr. Rezac became a director and officer of a privately held Canadian mineral exploration company, Diamant Resources Ltd.

Dean Sellars

While Mr. Sellars may lack the professional training or technical credentials in the exploration, development and operations of mines, he has been a shareholder since the year 2003, and has shown great interest in the mineral exploration industry in Canada.  Mr. Sellars owns and operates. “Dean’s Milkman Dairy Service”, a dairy food wholesaler in the Lower Mainland of British Columbia, Canada.  As an entrepreneur of the past 20 years, Mr. Sellars took a small one truck operation and now has a small fleet of 3-ton trucks that delivers dairy food wholesale products to major clients all over Vancouver and the Lower Mainland of British Columbia. In the past, Mr. Sellars was very active in the real-estate market, amassing a small but strong portfolio over the Lower Mainland of British Columbia, Canada.  At present, we have no employment contract in place with Mr. Sellars.  He anticipates spending no fewer than five hours per week of his time to help with the progression of our business.

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended July 31, 2006, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.     Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2006.

Annual Compensation

                                                                       Other      Restricted    Options/LTIP    All
                                                                       Annual    Stock            SAR  payouts    Other
Name       Title        Year     Salary  Bonus  Comp.   Awarded (#)           ($)               Comp.
A. Reid     Pres.,        2006       $0           0          0            0           0             0                   0
                CEO &     2005        $0          0          0             0           0             0                  0
                 Dir.
                                  2004       $0          0          0            0            0             0                  0

M. Rezac  Sec/           2006      $0          0          0             0            0             0                 0
                 Treas/Dir    2005      $0         0          0              0            0            0                 0
                                   2004      $0          0         0              0            0             0                0

As at July 31, 2006, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. The Board of Directors have recommended the adoption of a Restricted Option Award in an effort to attract, retain, and reward quality executives, employees, and other persons who provide services to the Company, which will enable such persons to acquire or increase interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareowners, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of share owner value.

Employment Consulting Agreements

We have no employment/consulting contracts or compensatory plan or any arrangement with an executive officer or director other than has been reported above. Our directors currently do not receive any cash compensation for their services as members of the board of directors, save and except as mentioned in the “Summary Compensation Table” above. There is no compensation committee, and no compensation policies have been adopted.

ITEM 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of October 20, 2006, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                                               Amount of
Title of           Name and address                         beneficial          Percent
Class              of beneficial owner                         ownership         of class
_______________________________________________________________

Common        Kathy Whyte, President, Chief          6,000,000        20.95%
Stock             Executive Officer and Director
                      151 – 10090 – 152nd Street, #401
                      Surrey, B.C. V3R 8X8

Common        Michael Rezac                                     724,830         2.53%
Stock             Chief Financial Officer,
                       Secretary/Treasurer
                       and Director
                       201 - 454 West 12th Street
                       Vancouver, British Columbia
                       V6R 2T3

Common         Dean Sellers                                        159,996         0.56%
Stock              Director
                       10480 – 287th Street
                       Maple Ridge, B.C. V3W 1L5

Common        All Officers and Directors                   6,884,826       24.04%
Stock             as a Group that consists of
                       three people

The percent of class is based on  28,640,196 shares of common stock issued and outstanding as of October 20, 2006.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of October 20, 2006, there were 28,640,196 shares of our common stock issued and outstanding held by 36 stockholders of record.

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

ITEM 12.     Certain Relationships and Related Transactions

Andrew Reid, our past President, Chief Financial Officer and a former director, owns 604,026 (2.11%) of our shares of common stock.   In the past, Mr. Reid received  (Canadian) $1,500 (US $953.53) for services rendered to cover incidental expenses over a period of two years.  Mr. Reid also individually owns 1,400,000 common shares (23.3%) of Diamant Resources Ltd. (“Diamant”) a private Canadian company.

Michael Rezac, our Chief Financial Officer, Secretary, Treasurer and a director, helped with the raising of capital since our organization in April 1999, became an officer and director in June 2002 and has received (Canadian) $1,000 (US $631.35) for services rendered to cover incidental expenses over a period of two years for local and long distance telephone calls and faxes, luncheon meetings, local travel   Mr. Rezac currently owns 724,830 shares of our common stock (2.53%).  Michael Rezac is also a director and an officer of Diamant, and individually owns 1,400,000 of Diamant’s common stock (23.3%).

Mr. Reid and Mr. Rezac collectively own directly and indirectly 4.64% of our common stock, and own directly and indirectly 46.6% of Diamant’s common stock.  They are in a position to control, or, at the least, influence the election of our directors and are able to influence the operation of our business.

An Option Agreement dated June 28, 2002 with Diamant, provided for us to acquire an undivided 50% right title and interest in certain mineral exploration permits from Diamant.  Mr. Rezac, together with an unrelated third party, considered the terms of the Option Agreement.  The terms of the Option Agreement are intended to provide sufficient cash to renew the permits.  We considered that the circumstances, which existed at the time that the option was granted, were such that an amount of cash sufficient to renew the permits is the minimum and, realistically, the maximum amount, which would be required at that time to acquire an interest in the permits.  We believe that such is and would have been the case if the parties were unrelated, as an amount of cash less than that amount would not be sufficient to serve the needs of either party.  The recorded owner of the property covered by the permits in June 2002 was Broadbase Holdings Ltd. (“Broadbase”), a private Canadian Company.  Diamant purchased 100% right title and interest from Broadbase for (Canadian) $150.  The mineral exploration permits cover 7,448 hectares in the Fort St. John area of British Columbia, Canada.  As a consideration for the option, we paid Diamant (Canadian) $10,000.  In addition, the Option Agreement also provided that we: (A) pay on June 30, 2002 the sum of (Canadian) $5,000; (B) pay on July 30, 2003 the sum of (Canadian) $5,000; and (C) by July 2002, pay and incur property expenditures on the Claim Groups.  As of this date, all considerations have been satisfied.

The partially completed analysis of the properties to date has demonstrated the presence of kimberlite indicator minerals and a high potential to host kimberlite intrusions.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite. Additionally, if the geological report is not favorable to us, then we may give notice of termination of our Option Agreement with Diamant.

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

Reports on Form 8-K

Incorporated by reference to Exhibit 99.1 to the Company’s Forms 8-K dated October 10, and 23, 2006.

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

STELLAR RESOURCES LTD.

By:          _/s/ Kathy Whyte________________________
               Kathy Whyte,
               President and Director
               Date:   October 27, 2006

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          __/s/ Michael Rezac______________________
               Michael Rezac, Chief Financial Officer,
               Secretary/Treasurer, Director
               Date:   October 27, 2006

By:          __/s/ Dean Sellars________________________
               Dean Sellars, Director
               Date:   October 27, 2006