Form 10QSB
period 2006-10-31
STELLAR RESOURCES LTD
filed 2006-12-15
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from              to

Commission File No. 0-51400

Stellar Resources Ltd.
(Name of Small Business Issuer in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada	89120-3481
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 898-6004

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 12, 2006 was 28,640,196.

TABLE OF CONTENTS

Part  I – FINANCIAL INFORMATION

Item 1.         Financial Statements:

                    Balance Sheets                                                                                                               5

                    Statements of Operations                                                                                                6

                    Statements of Cash Flows                                                                                               7

                    Statements of Stockholders’ Deficit                                                                                 8

                    Notes to Financial Statements                                                                                         9

Item 2.         Management’s Discussion and Analysis or Plan of Operations                                       13

Item 3.         Control and Procedures                                                                                                14

Part II – OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                                        15

Item 2.         Changes in Securities                                                                                                    15

Item 3.         Defaults Upon Senior Securities                                                                                    15

Item 4.         Submission of Matters to a Vote of Security Holders                                                     15

Item 5.         Other Information                                                                                                         15

Item 6.         Exhibits and Reports on Form 8-K.                                                                              15

SIGNATURES                                                                                                                                16

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	OCTOBER 31,	JULY 31
	2006	2006

	(Unaudited)
ASSETS

Current
Cash	$2,037	$371
Prepaid expenses	3,600	-

	$5,637	$371
==========================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,941	$7,292
Notes payable (Note 5)	19,121	119,086
Due to related parties (Note 6)	68,505	59,690

	100,567	186,068

STOCKHOLDERS’ DEFICIT

Capital stock (Note 7)
Authorized:
200,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
28,640,196 common shares (July 31, 2006 24,409,320 common shares)	28,640	21,409
Additional paid-in capital	914,166	68,824
Deferred stock compensation	(468,800)	-
Accumulated other comprehensive loss	(3,863)	-
Deficit accumulated during the exploration stage	(565,073)	(275,930)

	(94,930)	(185,697)

	$5,637	$371
==========================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31,
	2006	2005	2006

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	1,313	-	18,907
General and administrative	(2,093)	5,159	30,831
Interest expense	1,018	-	14,020
Mineral property expenditures	-	9,572	131,135
Professional fees	7,705	2,885	61,200
Stock-based compensation	281,200		281,200

	289,143	17,616	565,073

Net Loss	$(289,143)	$(17,616)	$(565,073)
============================================================================

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.00)
============================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	23,610,021	21,409,320
============================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

OCTOBER 31, 2006
(Unaudited)

	Common stock		Additional Paid-in	Deferred Stock	Deficit Accumulated During Exploration	Other compre hensive income
	Shares	Capital	Amount	Compensation	Stage	(loss)	Total

	$	$	$	$	$	$	$

Balance, July 31, 2006	21,409,320	68,824	21,409	-	(275,930)	-	(185,697)

Issuance of common stock in settlement of notes payable and accrued interest @ $0.50per share	1,230,876	101,342	1,231	-	-		102,573

Issuance of common stock on grant of stock award @ $0.125 per share	6,000,000	744,000	6,000	(750,000)	-		-

Deferred compensation	-	-	-	281,200	-		281,200

Foreign currency translation adjustment	-	-	-	-	-	(3,863)	(3,863)

Net loss	-	-	-	-	(289,143)		(289,143)

Balance, October 31, 2006	28,640,196	914,166	28,640	(468,800)	(565,073)	(3,863)	(94,930)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED		CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	OCTOBER 31	OCTOBER 31	TO
	2006	2005	OCTOBER 31,

Cash Flows from Operating Activities
Net loss	$(289,143)	$(17,616)	$(565,073)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Realized foreign exchange losses on settlement of notes payable	10,648	-	10,648
Stock-based compensation	281,200	-	281,200
Prepaid expenses	(3,600)	-	(3,600)
Accrued interest	1,018	1,108	14,020
Accounts payable and accrued liabilities	5,649	411	12,941

Net cash provided by (used in) operating activities	5,772	(16,097)	(249,864)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Amounts due to related parties	8,815	12,328	68,505

Net cash provided by financing activities	8,815	12,328	248,038

Effect of Exchange Rate Changes	(12,921)	3,781	3,863

Net Increase in Cash	1,666	12	2,037

Cash, Beginning	371	50	-

Cash, Ending	$2,037	$62	$2,037
===============================================================================

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
===============================================================================

Supplemental Disclosure for Non-Cash Investing and Financing Activities

Common shares issued on settlement of notes payable and accrued interest	$102,573	$-	$102,573
===============================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

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

During October 2006, the Company announced that it has initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  Management will be directing the Company's efforts towards identifying oil and gas properties located in Western Canada and the United States. Based on preliminary information, a review is currently being initiated on a number of properties located in Alberta, Canada as well as others located in Texas, Wyoming, Utah, and Colorado.

Effective October 20, 2006, the Board of Directors authorized a 1 for 6 forward stock split on the common shares.  The authorized number of common shares remain at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $94,930 and an accumulated deficit of $565,073 at October 31, 2006.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

2.       MINERAL PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2006, the Company had satisfied these requirements and earned its 50% interest in all the mineral claims listed in the agreement. To date, the Company has completed its initial diamond exploration program at an aggregate cost of $101,589.

3.       NOTES PAYABLE

As of October 31, 2006 the Company had received a total of $16,061 (Cdn$18,000), (July 31, 2006:- $103,846, (Cdn$105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.5% as of October 31, 2006).  As at October 31, 2006:- $3,059 (July 31, 2006:-$15,240) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.  Upon settlement of these debts, foreign exchange losses of $10,648 previously included in accumulated other comprehensive income were realized.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)

3.       NOTES PAYABLE (continued)

During the three months ended October 31, 2006, the Company recorded foreign exchange transaction losses of $1,591 (2005: $3,781) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

4.       RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2006, a director advanced funds to the Company totaling $8,815 (July 31, 2006:-nil).  At October 31, 2006, an amount of $68,505 (July 31, 2006:-$59,690) was owing to a former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 shares of restricted common stock with a fair value of $750,000 to the Company’s President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 vest on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008. Upon termination of employment between the Company and its president, any shares not previously vested will be forfeited and returned to the Company’s treasury.

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ deficit until earned by the award holder. At such time, the appropriate amounts will be charged to operations.

5.       CAPITAL STOCK

a)     Effective October 20, 2006, the Company completed a forward split its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.

b)     On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 shares of restricted common stock with a fair value of $750,000 to the Company’s President. (See Note 7)

c)     On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable amounting to $94,175 and accrued interest of $14,436.

Stock-based compensation expense during the three months ended October 31, 2006 totaled $281,200 (2005 - nil) and a remaining unearned amount of $468,800 has been recorded as deferred stock compensation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)

6.       CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

7.       COMMITMENT

On November 9, 2006, the Company entered into an investor relations services contract commencing immediately.  The Company will pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.

Item 2. Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

At October 31, 2006, we had a working capital deficit of $94,930 and an accumulated deficit during the exploration stage of $565,073 as of October 31, 2006.  From inception, April 9, 1999, we have expended $61,200 on legal, audit and accounting fees; $14,020 on interest; $131,135 on mineral property expenses; $27,780 on consulting fees; $30,831 on office expense, $18107 on filing fees and $281200 on stock based compensation.

We are in the pre-exploration stage, since our formation on April 9, 1999, and have not realized any revenues from our planned operations.  We are primarily engaged in the acquisition and exploration of mineral properties.  Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overheads and need to raise additional capital in the next 12 months in the form of investment by others in private placements or loans.

Our activities for the next 12 months, weather permitting, will be to proceed further with our initial phase program.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of our employees.

Results of Operations for the Three Months Ended October 31, 2006

We have not earned any revenues from operations since our incorporation April 9, 1999 to October 31, 2006.  Our activities have been financed from proceeds of share subscriptions and loans.  We do not anticipate earning revenues up and until such time as we proceed further to complete the initial stage of our mineral (diamond) exploration program.

Mineral Property

In an agreement dated June 28, 2002 with Diamant Resources Ltd., we acquired an Option on a 50% interest in certain mineral claims located in the Fort St.John region of British Columbia, Canada.  In order to earn that 50% interest, we were required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cden$5,000) by July 30, 2003 and must incur certain other property expenditures.  As of July 31, 2006, we have satisfied these requirements and have earned our 50% interest in all the mineral claims listed in the agreement and to date, we have completed the initial diamond exploration program at an aggregate cost of $101,585.

Exploration Stage Activities

In October 2006, we announced that we have initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  We will be directing our efforts towards identifying oil and gas properties located in Western Canada and the United States of America.  Based upon preliminary information we received, review is currently being initiated on a number of properties in Alberta, Canada as well as others located in Texas, Wyoming, Utah and Colorado.

Net Loss

The company had a net loss of $289143 for the three months ended October 31, 2006 compared to a loss of $17,616for the three months ended October 31, 2005.  The main reasons for the difference between the three month periods ended October 31, 2006 and 2005 were as follows:  Stock based compensation expense of $281,200 (2005-$nil) was recorded to reflect the fair value of the restricted stock award to the president, professional fees incurred increased to $7,705 (2005-$2,885), mineral property expenses were $nil, (2005-$9,572) filing fees increased to $1,313 (2005- $nil), interest expense increased to $1,018 (2005-$nil) and general and administrative fees reduced to a credit of $2,093 (2005–$5,159).  We did not generate any revenues during this period.

Compared to the three month period ended October 31, 2005 filing fees increased by $1313,

Liquidity and Further Capital Resources

As of October 31, 2006, we had assets of $5,637 consisting of $2,037 of cash and $3,600 of prepaid expenses.  Net stockholders’ deficit was $94,930 at October 31, 2006.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and other loans.  As of October 31, 2006, we had received a total of $16,061 (Cdn$18,000) (July 31, 2006 - $103,846, (Cdn $105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.5% as of October 31, 2006).  As of October 31, 2006, $3,059 (July 31, 2006: $15,240) of interest has been accrued.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

During the three months ended October 31, 2006, the Company recorded a foreign exchange transaction loss of $1,591 (2005: $3,781) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

Item 3. Controls and Procedures

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

             (b) Changes in Internal Controls.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended July 31, 2006 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.  Change in Securities

d)   Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares for each one (1) old share currently held.

e)   On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 shares of restricted common stock with a fair value of $750,000 to the Company’s President.

f)   On October 3, 2006, pursuant to two separate share-for-debt agreements to company issued 1,230,876 common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

Stock-based compensation expense during the three months ended October 31, 2006 totaled $281,200 (2005 - $nil) and a remaining $468,800 has been recorded as deferred stock compensation.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended October 31, 2006.

Item 5.  Other Information

Reports on Form 8-K

Reports on Form 8-K regarding were filed by the Issuer October 10, 2006; October 23, 2006 and October 31, 2006.

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

Dated:  December 12, 2006
STELLAR RESOURCES LTD.

                                                                        By:  /s/ Kathy Whyte
                                                                             Kathy Whyte
                                                                             President, Director, CEO and CFO