Form 10QSB
period 2007-01-31
STELLAR RESOURCES LTD
filed 2007-03-19
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 2, 2007 was 28,640,196.

TABLE OF CONTENTS

Part  I – FINANCIAL INFORMATION

Item 1.   Financial Statements:

              Balance Sheets                                                                                                         5

              Statements of Operations                                                                                          6

              Statement of Stockholders’ Deficit                                                                            7

              Statements of Cash Flows                                                                                         8

              Notes to Financial Statements                                                                                   9

Item 2.   Management’s Discussion and Analysis or Plan of Operations                                  13

Item 3.   Control and Procedures                                                                                          14

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                                  15

Item 2.   Changes in Securities                                                                                              15

Item 3.   Defaults Upon Senior Securities                                                                              15

Item 4.   Submission of Matters to a Vote of Security Holders                                               15

Item 5.   Other Information                                                                                                   15

Item 6.   Exhibits and Reports on Form 8-K.                                                                        16

SIGNATURES                                                                                                                    17

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	JANUARY 31	JULY 31
	2007	2006

	(Unaudited)
ASSETS

Current
Cash	$270	$371
Prepaid expenses	3,685	-

	$3,955	$371
==========================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,368	$7,292
Notes payable (Note 3)	18,373	119,086
Due to related parties (Note 4)	93,943	59,690

	116,684	186,068

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2006 24,409,320 common shares)	28,640	21,409
Additional paid-in capital	914,166	68,824
Deferred stock compensation	(407,350)	-
Accumulated other comprehensive loss	(2,908)	-
Deficit accumulated during the exploration stage	(645,277)	(275,930)

	(112,729)	(185,697)

	$3,955	$371
==========================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2007	2006	2007	2006	2007

Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	2,658	-	3,971	-	21,565
Foreign exchange (gain) loss	-	3,302	(2,231)	7,084	13,633
General and administrative	636	70	774	339	17,834
Interest expense	207	1,181	1,225	2,289	14,227
Investor relations	6,227	-	6,227	-	6,227
Resource property expenditures	-	-	-	9,572	131,135
Professional fees	8,085	3,000	15,790	5,885	69,285
Stock-based compensation	61,450	-	342,650	-	342,650
Travel and entertainment	941	-	941	-	941

	80,204	7,553	369,347	25,169	645,277

Net Loss	$(80,204)	$(7,553)	$(369,347)	$(25,169)	$(645,277)
========================================================================================

Basic and Diluted Net Loss Per Common Share	$-	$-	$(0.01)	$-
========================================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,640,196	21,409,320	26,125,109	21,409,320
========================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

JANUARY 31, 2007
(Unaudited)

	Common stock		Additional Paid-in	Deferred Stock	Deficit Accumulated During Exploration	Accumulated Other Compre hensive
	Shares	Capital	Capital	Compensation	Stage	Loss	Total

	$	$	$	$	$	$	$

Balance, July 31, 2006	21,409,320	21,409	68,824	-	(275,930)	-	(185,697)

Issuance of common stock in settlement of notes payable and accrued interest at $0.50 per share	1,230,876	1,231	101,342	-	-		102,573

Issuance of common stock on grant of stock award at $0.125 per share	6,000,000	6,000	744,000	(750,000)	-		-

Amortization of deferred compensation	-	-	-	342,650	-		342,650

Foreign currency translation adjustment	-	-	-	-	-	(2,908)	(2,908)

Net loss	-	-	-	-	(369,347)		(369,347)

Balance, January 31, 2007	28,640,196	28,640	914,166	(407,350)	(645,277)	(2,908)	(112,729)
=====================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	SIX MONTHS ENDED		TO
	JANUARY 31	JANUARY 31	JANUARY 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(369,347)	$(25,169)	$(645,277)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	10,648	-	10,648
Unrealized foreign exchange	955		955
Stock-based compensation	342,650	-	342,650
Changes in operating assets and liabilities:
Prepaid expenses	(3,685)	-	(3,685)
Accrued interest	1,225	2,289	14,227
Accounts payable and accrued liabilities	(2,924)	(974)	4,368

Net cash used in operating activities	(20,478)	(23,854)	(276,114)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Amounts due to related parties	34,253	16,885	93,943

Net cash provided by financing activities	34,253	16,885	273,476

Effect of Exchange Rate Changes	(13,876)	7,084	2,908

Net Increase (Decrease) in Cash	(101)	115	270

Cash, Beginning	371	50	-

Cash, Ending	$270	$165	$270
===============================================================================

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
===============================================================================

Common shares issued on settlement of notes payable and accrued interest	$102,573	$-	$102,573
===============================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.  Effective January 6, 2003, the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd (the “Company”).  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

In October 2006, we announced that we have initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  We directed our efforts towards identifying oil and gas properties located in Western Canada and the United States of America.  Based upon thorough due diligence we have terminated our interest in the oil and gas properties in Utah.

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence currently underway, and as consideration for the acquisition, the Company, within 24 months of the agreement, will pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.

Effective October 20, 2006, the Board of Directors authorized a 1 for 6 forward stock split on the issued and outstanding common shares.  The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $112,729 and an accumulated deficit of $645,277 at January 31, 2007.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its resource property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

2.       RESOURCE PROPERTY

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

3.       NOTES PAYABLE

As of January 31, 2007, the Company had received a total of $15,226 (Cdn$18,000), (July 31, 2006:- $103,846, (Cdn$105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.5% as of January 31, 2007).  As at January 31, 2007:- $3,148 (July 31, 2006:-$15,240) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)

3.       NOTES PAYABLE (continued)

During the six months ended January 31, 2007, the Company recorded foreign exchange transaction loss of $2,231 (2006: $7,084) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

4.       RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2007, a director advanced funds to the Company totaling $33,321 (July 31, 2006:-nil).  At January 31, 2007, an amount of $59,690 (July 31, 2006:-$59,690) was owing to a former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 shares vest on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008.  The fair value of the restricted stock award is being amortized on a straight line basis over the vesting period.  Upon termination of employment between the Company and its president, any shares not previously vested will be forfeited and returned to the Company’s treasury.

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ deficit until earned by the award holder. At such time, the appropriate amounts will be charged to operations.

5.       CAPITAL STOCK

a)	Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.

b)	On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President. (See Note 4)

c)	On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

Stock-based compensation expense during the six months ended January 31, 2007 totaled $342,650 (2005 - nil) and the remaining unearned amount of $407,350 has been recorded as deferred stock compensation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)

6.       CONTINGENCIES

The Company operates in the field of resource exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

7.       COMMITMENT

On November 9, 2006, the Company entered into an investor relations services contract commencing immediately.  The Company will pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.

8.       SUBSEQUENT EVENT

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence currently underway, and as consideration for the acquisition, the Company, within 24 months of the agreement, will pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.

9.       COMPARATIVE AMOUNTS

The comparative amounts have been reclassified to conform with the presentation adopted in the current period.

Item 2.   Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

At January 31, 2007, we had a working capital deficit of $112,729 and an accumulated deficit during the exploration stage of $645,277 as of January 31, 2007.  From inception, April 9, 1999, we have expended $69,285 on legal, audit and accounting fees; $14,227 on interest; $131,135 on resource property expenses; $27,780 on consulting fees; $31,467 on office expense, $21,565on filing fees, $6,227 on investor relations, $941 on travel and entertaining, and $342,650 on stock-based compensation.

We are in the pre-exploration stage, since our formation on April 9, 1999, and have not realized any revenues from our planned operations. To date we have been primarily engaged in the acquisition and exploration of resource properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

Mineral property exploration costs are expensed as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

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

Results of Operations for the Three Months Ended October 31, 2006

We have not earned any revenues from operations since our incorporation April 9, 1999 to January 31, 2007.  Our activities have been financed from proceeds of share subscriptions, loans and related party advances.  We do not anticipate earning revenues up and until such time as we proceed further to complete the initial stage of our  resource (diamond) exploration program.

Resource Property

In an agreement dated June 28, 2002 with Diamant Resources Ltd., we acquired an Option on a 50% interest in certain mineral claims located in the Fort St.John region of British Columbia, Canada.  In order to earn that 50% interest, we were required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003 and must incur certain other property expenditures.  As of July 31, 2006, we have satisfied these requirements and have earned our 50% interest in all the mineral claims listed in the agreement and to date, we have completed the initial diamond exploration program at an aggregate cost of $101,585.

Exploration Stage Activities Interest Ends

In October 2006, we announced that we have initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  We directed our efforts towards identifying oil and gas properties located in Western Canada and the United States of America.  Based upon thorough due diligence we have terminated our interest in the oil and gas properties in Utah.

Innovative Water Saving Irrigation Technology

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence currently underway, and as consideration for the acquisition, the Company, within 24 months of the agreement, will pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.

Net Loss

The company had a net loss of $80,204 for the three months ended January 31, 2007 compared to a loss of $7,553 for the three months ended January 31, 2006.  The primary reasons for the difference between the three month periods ended January 31, 2007 and 2006 were as follows:  Stock-based compensation expense of $61,450 (2006-$nil) was recorded to reflect the fair value of the restricted stock award granted to the Company’s President, professional fees incurred increased to $8,085 (2006-$3,000), filing fees increased to $2,658 (2006- $nil), interest expense reduced to $207 (2006-$1,181), investor relation cost increased to $6,227 (2006-$nil) and general and administrative fees increased to $636 (2006–$70).  We did not generate any revenues during this period.

Liquidity and Further Capital Resources

As of January 31, 2007, we had assets of $3,955 consisting of $270 of cash and $3,685 of prepaid expenses.  Net stockholders’ deficit was $112,729 at January 31, 2007.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and other loans.  As of January 31, 2007, we had received a total of $16,061 (Cdn$18,000) (July 31, 2006 - $103,846, (Cdn. $105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.5% as of January 31, 2007).  As of January 31, 2007, $3,148 (July 31, 2006: $15,240) of interest has been accrued.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

During the three months ended January 31, 2007, the Company recorded a foreign exchange transaction loss of $2,231 (2006: $7,084) in connection with these notes payable and related accrued interest as a result of fluctuations in the foreign exchange rate.

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

               (b) Changes in Internal Controls.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended January 31, 2007 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.   Change in Securities

Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares for each one (1) old share currently held.

On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

Stock-based compensation expense recognized during the three months ended January 31, 2007 totaled $61,450 (2006 - $nil) and a remaining $407,350 has been recorded as deferred stock compensation.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended January 31, 2007.

Item 5.   Other Information

Reports on Form 8-K
Reports on Form 8-K were filed by the Issuer November 11, 2006; November 15, 2006 and December 4, 2006.

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

Dated:  March 17, 2007

STELLAR RESOURCES LTD.

                                                                             By:  /s/ Kathy Whyte
                                                                                  Kathy Whyte
                                                                                  President, Director, CEO and CFO