Form 10QSB
period 2007-04-30
STELLAR RESOURCES LTD
filed 2007-06-15
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 0-51400

Stellar Resources Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada	89120-3481
(Address of principal executive offices)	(Zip Code)

(702) 898-6004 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing.

[X]  Yes   [  ]  No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X]  Yes   [  ]  No.

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[  ]  Yes   [  ]  No.

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 28,640,196 as of June 6, 2007.

Transitional Small Business Disclosure Format (Check one):

[  ]  Yes   [  ]  No.

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	APRIL 30	JULY 31
	2007	2006

	(Unaudited)
ASSETS

Current
Cash	$7	$371
Prepaid expenses	2,800	-

	$2,807	$371
==============================================	=== ===========	=== ===========

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,231	$7,292
Notes payable (Note 3)	19,718	119,086
Due to related parties (Note 4)	109,027	59,690

	131,976	186,068

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2006 24,409,320 common shares)	28,640	21,409
Additional paid-in capital	914,166	68,824
Deferred stock compensation	(345,900)	-
Accumulated other comprehensive loss	(4,052)	-
Deficit accumulated during the exploration stage	(722,023)	(275,930)

	(129,169)	(185,697)

	$2,807	$371
==========================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,
	2007	2006	2007	2006	2007

Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	1,295	3,600	5,266	3,600	22,860
Foreign exchange (gain) loss	40	2,607	(2,191)	9,689	13,673
General and administrative	1,160	751	1,934	1,091	18,994
Interest expense	201	1,245	1,426	3,535	14,428
Investor relations	4,586	-	10,813	-	10,813
Resource property expenditures	-	2,649	-	12,221	131,135
Professional fees	8,014	2,795	23,804	8,680	77,299
Stock-based compensation	61,450	-	404,100	-	404,100
Travel and entertainment	-	-	941	-	941

	76,746	13,647	446,093	38,816	722,023

Net Loss	$(76,746)	$(13,647)	$(446,093)	$(38,816)	$(722,023)
=======================	== ==========	=== ==========	=== ==========	=== ==========	=== ===========

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.00)
========================================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,640,196	21,409,320	26,945,046	21,409,320
========================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

 APRIL 30, 2007
(Unaudited)

	Common stock		Additional Paid-in	Deferred Stock	Deficit Accumulated During Exploration	Accumulated Other Compre- hensive
	Shares	Capital	Capital	Compensation	Stage	Loss	Total

	$	$	$	$	$	$	$

Balance, July 31, 2006	21,409,320	21,409	68,824	-	(275,930)	-	(185,697)

Issuance of common stock in settlement of notes payable and accrued interest at $0.50 per share	1,230,876	1,231	101,342	-	-		102,573

Issuance of common stock on grant of stock award at $0.125 per share	6,000,000	6,000	744,000	(750,000)	-		-

Amortization of deferred compensation	-	-	-	404,100	-		404,100

Foreign currency translation adjustment	-	-	-	-	-	(4,052)	(4,052)

Net loss	-	-	-	-	(446,093)		(446,093)

Balance, April 30, 2007	28,640,196	28,640	914,166	(345,900)	(722,023)	(4,052)	(129,169)
=============================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	NINE MONTHS ENDED				TO
	APRIL 30		APRIL 30		APRIL 30,
	2007		2006		2007

Cash Flows from Operating Activities
Net loss		$(446,093)		$(38,816)	$(722,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable		10,648		-	10,648
Unrealized foreign exchange		(189)			(189)
Stock-based compensation		404,100		-	404,100
Changes in operating assets and liabilities:
Prepaid expenses		(2,800)		-	(2,800)
Accrued interest		1,426		3,535	14,428
Accounts payable and accrued liabilities		(4,061)		1,864	3,231

Net cash used in operating activities		(36,969)		(33,417)	(292,605)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		-		-	90,233
Proceeds from notes payable		-		-	89,300
Amounts due to related parties		49,337		23,830	109,027

Net cash provided by financing activities		49,337		23,830	288,560

Effect of Exchange Rate Changes		(12,732)		9,689	4,052

Net Increase (Decrease) in Cash		(364)		102	7

Cash, Beginning		371		50	-

Cash, Ending		$7		$152	$7
========================================	==	==========	==	==========	== ===========

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid		$-		$-	$-
Income taxes paid		$-		$-	$-
=============================================================================

Common shares issued on settlement of notes payable and accrued interest		$102,573		$-	$102,573
========================================	==	==========	==	==========	== ===========

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
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

During October 2006, the Company announced that it has initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  Management will be directing the Company's efforts towards identifying oil and gas properties located in Western Canada and the United States.  In addition, the Company is seeking other business opportunities.  Refer to Note 7.

Effective October 20, 2006, the Board of Directors authorized a 1 for 6 forward stock split on the issued and outstanding common shares.  The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $129,169 and an accumulated deficit of $722,023 at April 30, 2007.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its resource property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

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

3.       NOTES PAYABLE

As of April 30, 2007 the Company had received a total of $16,130 (Cdn$18,000), (July 31, 2006:- $103,846, (Cdn$105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.5% as of April 30, 2007).  As at April 30, 2007:- $3,588 (July 31, 2006:-$15,240) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)

3.       NOTES PAYABLE (continued)

During the nine months ended April 30, 2007, the Company recorded foreign exchange transaction gain of $2,191 (2006: loss of $9,689) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

4.       RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2007, a director advanced funds to the Company totaling $49,336 (July 31, 2006: - $nil).  At April 30, 2007, an amount of $59,690 (July 31, 2006: - $59,690) was owing to a former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ deficit until earned by the Company’s President. At such time, the appropriate amounts will be charged to operations.

5.       CAPITAL STOCK

a)      Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.

b)      On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President. (See Note 4).

c)      On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

Stock-based compensation expense during the nine months ended April 30, 2007 totaled $404,100 (2005 - nil) and the remaining unearned amount of $345,900 has been recorded as deferred stock compensation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)

6.       CONTINGENCIES

The Company operates in the field of resource exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

7.       COMMITMENTS

a)   In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As consideration for the acquisition, the Company, within 24 months of the agreement, will pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes. This transaction is subject to the Company conducting its due diligence, which is still ongoing.  As at April 30, 2007, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.

b)   On November 9, 2006, the Company entered into an investor relations services contract commencing immediately.  The Company will pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.

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

At April 30, 2007, we had a working capital deficit of $129,169 and an accumulated deficit during the exploration stage of $722,023 as of April 30, 2007.  From inception, April 9, 1999, we have expended $77,299 on legal, audit and accounting fees; $14,428 on interest; $131,135 on resource property expenses; $27,780 on consulting fees; $18,994 on office expense, $22,860 on filing fees, $10,813 on investor relations, $941 on travel and entertaining, and $404,100 on stock-based compensation.

We are in the pre-exploration stage, since our formation on April 9, 1999, and have not realized any revenues from our planned operations.  We are primarily engaged in the acquisition and exploration of resource properties. Resource property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Resource property acquisition costs are expensed as incurred if the criteria for capitalization are not met. Resource property exploration costs are expensed as incurred. When it has been determined that a resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its resource properties.

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

Results of Operations for the Three Months Ended April 30, 2007

We have not earned any revenues from operations since our incorporation April 9, 1999 to April 30, 2007.  Our activities have been financed from proceeds of share subscriptions, loans and related party advances.  We do not anticipate earning revenues in the foreseeable future.

Resource Property

In an agreement dated June 28, 2002 with Diamant Resources Ltd., we acquired an Option on a 50% interest in certain mineral claims located in the Fort St.John region of British Columbia, Canada.  In order to earn that 50% interest, we were required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003 and must incur certain other property expenditures.  As of July 31, 2006, we have satisfied these requirements and have earned our 50% interest in all the mineral claims listed in the agreement and to date, we have completed the initial diamond exploration program at an aggregate cost of $101,585.  Our activities for the next 12 months, weather permitting, will be to proceed with further work on the property.

Other Energy Sector Opportunities

In October 2006, we announced that we have initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  We directed our efforts towards identifying oil and gas properties located in Western Canada and the United States of America.  Based upon due diligence to date we have not found any opportunities worth pursuing.

Innovative Water Saving Irrigation Technology

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence which is currently underway, and as consideration for the acquisition, the Company, within 24 months of the letter of intent, will pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.  Negotiations as to the development of the special water container are underway, with a view to being resolved shortly.

Net Loss

The company had a net loss of $76,746 for the three months ended April 30, 2007 compared to a loss of $13,647 for the three months ended April 30, 2006.  The primary reasons for the difference between the three month periods ended April 30, 2007 and 2006 were as follows:  Stock-based compensation expense of $61,450 (2006-$nil) was recorded to reflect the fair value of the restricted stock award granted to the Company’s President, professional fees incurred increased to $8,014 (2006-$2,795), filing fees decreased to $1,295 (2006- $3,600), interest expense reduced to $201 (2006-$1,245), investor relation cost increased to $4,586 (2006-$nil) and general and administrative fees increased to $1,160 (2006–$751).  We did not generate any revenues during this period.

Liquidity and Further Capital Resources

As of April 30, 2007, we had assets of $2,807 consisting of $7 of cash and $2,800 of prepaid expenses.  Net stockholders’ deficit was $129,169 at April 30, 2007.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has funded current operations from debt financing from shareholders and other private placements of common stock.  As of April 30, 2007, we had received a total of $16,130 (Cdn$18,000) (July 31, 2006 - $103,846, (Cdn. $105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.5% as of April 30, 2007).  As of April 30, 2007, $3,588 (July 31, 2006: $15,240) of interest has been accrued.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

During the three months ended April 30, 2007, the Company recorded a foreign exchange transaction gain of $2,191 (2006: loss of $9,689) in connection with these notes payable and related accrued interest as a result of fluctuations in the foreign exchange rate.

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

     (b) Changes in Internal Controls.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended April 30, 2007 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.     Change in Securities

Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares for each one (1) old share currently held.

On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President. Stock-based compensation expense recognized during the three months ended April 30, 2007 totaled $61,450 (2006 - $nil) and a remaining $345,900 has been recorded as deferred stock compensation in connection with this  stock award.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended April 30, 2007.

Item 5.     Other Information

Reports on Form 8-K

Reports on Form 8-K were filed by the Issuer February 21, 2007.

Item 6.     Exhibits
31.1	Certification of Chief Executive Officer, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In Accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 2007

                                                                        STELLAR RESOURCES LTD.

                                                                        By:   /s/ Kathy Whyte
                                                                             Kathy Whyte
                                                                             President, Director, CEO and CFO