Form 10KSB
period 2007-07-31
STELLAR RESOURCES LTD
filed 2007-11-06
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number   0-51400

STELLAR RESOURCES LTD.
(Name of small business issuer in its charter)

NEVADA                                                                            98-0373867
(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                        Identification No.)

3155 E. Patrick Lane, Suite 1,
Las Vegas, Nevada  89120-3481
(Address of principal executive offices)   (Zip Code)

Issuer’s telephone number:  (702) 898-6004

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock (0.001 par value)
(Title of class)

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

State issuer’s revenues for its most fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   0.10

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[  ] Yes   [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 28,640,196 shares.

TABLE OF CONTENTS

Part I                                                                                                                                       Page

Part II

            Item 5.             Market for Common Equity and Related Stockholders Matters

            Item 8.             Changes In and Disagreements With Accountants on

Part III

            Item 9.             Directors, Executive Officers, Promoters and Control
                                     Persons and Corporate Governance; Compliance With Section
                                    16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
            Item 10.           Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
            Item 11.           Security Ownership of Certain Beneficial Owners and
                                     Management and Related Stockholder Matters . . . . . . . . . . . . . . . . .    34
            Item 12.           Certain Relationships and Related Transactions, and Director

PART I

Item 1.     DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks.  This Filing contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations of these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.

Overview of Business

Stellar Resources Ltd. was incorporated under the laws of the State of Nevada on April 1999.  We have been in the pre-exploration, acquisition and development stage of resource property activities and are not operators of any mines nor are we engaged in any mineral production or sales activities.  By an agreement dated June 28, 2002 with Diamant Resources Ltd., (a company with a director in common), we acquired an option to earn a 50% interest in two land packages described below under the heading “Option Agreement”.

The Option we acquired from Diamant Resources Ltd. (“Diamant”) a private Canadian company, of which our past president, Andrew Reid is the President and a director and Michael Rezac is also a director and officer.  Mr. Rezac was an officer and is currently a director of Stellar Resources Ltd. Both Mr. Reid and Mr. Rezac individually own 1,400,000 common shares of Diamant, representing 23.3% of the outstanding shares of Diamant.  Diamant owns a 100% interest in certain claims groups. It holds 17 subsurface mineral claims as defined by the Mineral Tenure Act in British Columbia, Canada, which means Diamant holds the rights to all minerals in the ground on its subsurface mineral claims. The Government of British Columbia is the fee simple owner of the underlying property as the claims are on Crown land. Principle terms of the interest are as follows: Each year we or Diamant must pay for assessment work to maintain the properties in good standing.  Diamant acquired its interest in the mineral claims from an unrelated third party.

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

The Option Agreement provides us the right to terminate the agreement if we were not satisfied with the results and recommendations stated in the completed Phase 1 Geological Report.  However, since the Geological Report suggests the possible occurrence of kimberlitic indicators on the Claim Groups, we elected to proceed further with the option.

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

Before we enter discussions to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit and the average value, per carat, of the diamonds.  Gathering this information usually takes, as noted in our three phases, a number of years (see our GEOLOGICAL EVALUATION REPORT” – Phase in our previously filed SB-2 Registration Statement, “SEC Accession No. 0001127855-03-000288, filed 2003-05-09”) due to the extreme cold weather conditions and accumulation of snow from November to March, as there can be no exploration on our Claim Groups during those months.

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

The exploration of our Claim Groups are subject to all of the usual hazards and risks associated with an exploration of this type, which could result to damage to life or property, environmental damage, and possible legal liability for any or all damages.  The exploration activities may be subject to prolonged disruptions due to the weather conditions surrounding the location of our Claim Groups.  Difficulties, such as unusual or unexpected rock formation encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program.  Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could over exceed policy limits or be excluded from coverage.  We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future.  There are also risks against which we cannot, or may not elect to insure.  The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our final position, future earnings, and/or competitive positions.  As of July 31, 2007, the Company has satisfied the requirements to earn its 50% interest in the Claim Groups, and have completed its initial diamond exploration program.

Item 2.     Description of Property

Resource Property

Beatton & Alces Claims - These Claim Groups consist of two land packages, which are located in the northeast part of British Columbia, Canada in the Peace River Lowlands.  The aggregate center is 25 kilometers northeast of the town of Fort St. John.  The Claim Groups are comprised of a total of 7,448 hectares, more particularly described under “SEC Accession No. 0001127855-03-000288, filed 2003-05-09”. The aggregate center of the properties is:

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

PART II

Item 5.     Market for Common Equity and Related Stockholders Matters and Small Business Issuer Purchases of Equity Security

Our common equity is registered under the Over the Counter Bulletin Board (“OTCBB Symbol “SRRL”). We have no common equity which is subject to outstanding purchase options or warrants, or securities convertible into common equity.

The following table sets forth the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years.  These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year – 2007	High	Low

First Quarter	1.39	0.125
Second Quarter	1.46	0.125
Third Quarter	0.30	0.13
Fourth Quarter	0.15	0.105

Year – 2006	High	Low

First Quarter	0.125	0.36
Second Quarter	0.125	0.108
Third Quarter	0.125	0.108
Fourth Quarter	0.125	0.117

As of July 31, 2007, the closing price of our common stock as reported on the OTCBB was $ 0.12 and there were 28,640,196 shares of our common equity outstanding, held by 33 shareholders of record.  Of our common stock outstanding, 3,970,000 shares are held in brokerage accounts, and therefore we are unable to give an accurate statement as to the number of shareholders.

Rule 144 Shares

Under Rule 144, as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

As of the date of this filing, persons who are affiliates hold 6,724,830 of the 28,640,196 common shares that may be sold pursuant to Rule 144.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  If any earnings are realized, we intend to finance the growth of our business.  We cannot assure you that we will ever pay cash dividends.  Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors (“Board”) will consider at that time.

Recent Sale of Unregistered Security

We have had no sale of unregistered security during the year ended July 31, 2007.

Repurchase of Securities

We did not repurchase any shares of our common stock during the year ended July 31, 2007.

Item 6.     Management’s Discussion and Analysis or Plan of Operation

Our actual results could differ materially form those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”.  Please see the statements contained under the Section entitled “Forward-Looking Statements”.

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience, and (h) the benefits related to ownership of our common stock.  Forwarding-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and “Business” as well as in this Form 10-KSB generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally.  In light of these risks and uncertaintities, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur as projected.

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report.

From inception on April 9, 1999, we have expended $83,956 on legal, audit and accounting fees; $14,636 on interest; $141,048 on resource property expenses; $27,780 on consulting fees; $19,287 on office expenses, $25,024 on filing fees, $15,314 on investor relations, $941 on travel and entertaining, and $465,550 on management fees - stock-based compensation.

We have been in the pre-exploration stage since our formation on April 9, 1999, and are not operators of any mines nor are we engaged in any mineral production or sales activities.  We have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily engaged in the acquisition and exploration of resource properties. Resource property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Resource property acquisition costs are expensed as incurred if the criteria for capitalization are not met. Resource property exploration costs are expensed as incurred. When it has been determined that a resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its resource properties.  Our plan is to conduct exploration for mineral deposits on our optioned properties and to asses whether they possess economic mineral deposits.  We do not intend to create positions for exploration staff, but rather to joint venture our projects with other competent exploration groups to manage the exploration activities.  Although, in some cases, we may conduct explorations on our own using contractors.  We are not certain whether commercially viable ore body will be located on ay of our Claims as our current plans are limited to research and exploration.

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

Our timeframe for the Phase 3 program is 30 days, which is dependant upon our financial position in 2008

The estimated costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT” – Phase _____.in our  previously filed SB-2 Registration Statement,  “SEC Accession No. 0001127855-03-000288, filed 2003-05-09 ”.

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

We currently do not know of any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended July 31, 2007 and 2006

We have not generated any revenues from operations since our incorporation on April 9, 1999 through July 31, 2007.  During the year ended July 31, 2007 we incurred management fees - stock based compensation of $465,550 (2006 - $nil) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs increased to $30,461 (2006 - $11,680) as a result of contracting additional accounting assistance and entering into a contractual agreement for legal services.  Investor relations costs increased to $15,314 (2006 – nil) as a result of increased investor relations activities in particular the entering into an Investor relations agreement.  Interest expense reduced to $1,634 (2006 - $4,926) as a result of the settlement of $102,573 of debt plus accrued interest in October 2006.  General and administrative expenses amounted to $2,227 (2006 - $1,174).  We also experienced a foreign exchange gain of $2,161 (2006 – loss of $8,698) as a result of gains realized on the settlement of debt and changes in the exchange rate affecting the transactions incurred in currencies other than the US$.  We incurred $9,913 (2006 - $32,201) in mineral property maintenance expenditures, and filing fees increased to $7,430 (2006 - $3,600) as a result of the Company being more active during the year.

Sales and Marketing Expenses:  We have incurred no sales and marketing expense since the date of inception due to the fact that we are in the exploration stage of our business.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into the commercial production of our Claim Groups.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss

For the year ended July 31, 2007, we recorded an operating loss of $531,309, consisting of management fee - stock based compensation $465,550, filing fees of $7,430; interest of $1,634, general and administrative expenses of $2,227; professional fees of $30,461, mineral property maintenance expenditure of $9,913, investor relations of $15,314; travel of $941 and a gain on foreign exchange of $2,161.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At July 31, 2007, we had assets of $1,059 consisting of cash on hand and prepaid expenses.  Total stockholders’ deficit was $153,917 at July 31, 2007.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, finance through funds made available via loans, as well as debt financing.  We may consider issuing common stock to protect owners in situations where our project shows a significant upside potential due to any proven reserves.  As of July 31, 2007, we have received a total of $16,880 (Cdn. $18,000) (July 31 2006 - $103,846, (Cdn. $105,000 and US$11,000, repayable in their respective currencies)) at various dates from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (6.75% as of July 31, 2007).  As of July 31, 2007, $4,028 (July 31, 2006: $15,240) of interest has been accrued.

On October 3, 2006, pursuant to two separate shares-for-debt agreements, the company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

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

On December 4, 2006 Michael Rezac resigned his respective position as Chief Financial Officer in the Company.  However, Mr. Rezac continues to maintain his current position as Secretary/Treasurer of the Company.  Ms. Kathy Whyte has assumed the role as Chief Financial Officer.

On October 20, 2006 the Company forward split its shares of common stock on a ratio of a six (6) new shares, for each one (1) old share currently held.

At July 31, 2007 the president was owed $126,367 (2006 – $nil), comprising cash advances of $66,677 and $59,690 of assigned debt from a former director.  At July 31, 2007 a former director had made advances of $nil (2006- $59,690).

Debt financing received at July 31, 2007 from shareholders secured by Promissory Notes together with accrued interest amounted to $20,908 (Cdn$22,295).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to USD $600,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Energy Sector Activities Interest Ends

In October 2006, we announced that we had initiated efforts to identify acquisition and joint venture opportunities within the energy sector.  We had directed our efforts towards identifying oil and gas properties located in Western Canada and the United States of America.  Based upon thorough due diligence we have ceased our efforts in the oil and gas sector.

Innovative Water Saving Irrigation Technology

In February 2007, the Company expanded its horizons and has signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence currently underway, and as consideration for the acquisition, the Company, will within 24 months of the agreement, pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.  This transaction is subject to the Company completing its due diligence, which is still ongoing, and Filiac’s entering into a commercial contract.  As at July 31, 2007, the Company has not made any payment pursuant to this agreement in either cash or commons tock of the Company.

Investor Relations Service Contract

On November 9, 2006, the Company entered into an investor relations services contract commencing immediately.  The Company will pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.

Item 7.     Financial Statements

The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of this Form 10-KSB.

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying balance sheets of Stellar Resources Ltd (an exploration stage company) as of July 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years ended July 31, 2007 and 2006 and the period from April 9, 1999 (inception) through July 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Stellar Resources Ltd as of July 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended July 31, 2007 and 2006 and the period from April 9, 1999 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
October 16, 2007

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	JULY 31	JULY 31
	2007	2006

ASSETS

Current
Cash	$159	$371
Prepaid expenses	900	-

	$1,059	$371
=========================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,701	$7,292
Notes payable (Note 4)	20,908	119,086
Due to related parties (Note 6)	126,367	59,690

	154,976	186,068

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2006: 21,409,320 common shares)	28,640	21,409
Additional paid-in capital	914,166	68,824
Deferred stock compensation (Note 6)	(284,450)	-
Deficit accumulated during the exploration stage	(807,239)	(275,930)
Accumulated other comprehensive loss	(5,034)	-

	(153,917)	(185,697)

	$1,059	$371
=========================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERTATIONS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31		JULY 31,
	2007	2006	2007

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	7,430	3,600	25,024
Foreign exchange (gain) loss	(2,161)	8,698	13,703
General and administrative	2,227	1,174	19,287
Interest expense	1,634	4,926	14,636
Investor relations	15,314	-	15,314
Management fees - stock-based compensation (Note 6)	465,550	-	465,550
Professional fees	30,461	11,680	83,956
Resource property expenditures	9,913	32,201	141,048
Travel	941	-	941

Net Loss	$(531,309)	$(62,279)	$(807,239)
===============================================================================

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.00)
=================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	27,372,316	24,409,320
=================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2007

						Deficit
						Accumulated
			Additional	Share	Deferred	During The
	Common stock		Paid-In	Subscriptions	Stock	Exploration
	Shares	Amount	Capital	Received	Compensation	Stage	Total

Issuance of common stock for cash at $0.001 per share – April 12, 1999	18,000,000	$18,000	$(15,000)	$-	$-	$-	$3,000

Net loss, April 9, 1999
(inception) to July 31, 1999	-	-	-	-	-	(2,090)	(2,090)

Balance, July 31, 1999	18,000,000	18,000	(15,000)	-	-	(2,090)	910

Net loss	-	-	-	-	-	(680)	(680)

Balance, July 31, 2000	18,000,000	18,000	(15,000)	-	-	(2,770)	230

Net loss	-	-	-	-	-	(180)	(180)

Balance, July 31, 2001	18,000,000	18,000	(15,000)	-	-	(2,950)	50

Subscriptions received	-	-	-	35,981	-	-	35,981

Net loss	-	-	-	-	-	(43,953)	(43,953)

Balance, July 31, 2002	18,000,000	$18,000	$(15,000)	$35,981	$-	$(46,903)	$(7,922)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2007

						Deficit
						Accumulated
			Additional	Share	Deferred	During The
	Common stock		Paid-In	Subscriptions	Stock	Exploration
	Shares	Amount	Capital	Received	Compensation	Stage	Total

Balance, July 31, 2002	18,000,000	$18,000	$(15,000)	$35,981	$-	$(46,903)	$(7,922)

Issuance of common stock for cash at $0.10 per share – October 2, 2002	2,192,856	2,193	34,354	(35,981)	-	-	566
Issuance of common stock for cash at $0.25 per share – October 2, 2002	722,976	723	29,401	-	-	-	30,124
Issuance of common stock for cash at $0.25 per share – October 15, 2002	96,000	96	3,904	-	-	-	4,000
Issuance of common stock for cash at $0.25 per share – January 9, 2003	120,000	120	4,880	-	-	-	5,000
Issuance of common stock for cash at $0.25 per share – March 21, 2003	277,488	277	11,285	-	-	-	11,562

Net loss	-	-	-	-	-	(54,823)	(54,823)

Balance, July 31, 2003	21,409,320	21,409	68,824	-	-	(101,726)	(11,493)

Net loss	-	-	-	-	-	(76,798)	(76,798)

Balance, July 31, 2004	21,409,320	21,409	68,824	-	-	(178,524)	(88,291)

Net Loss	-	-	-	-	-	(35,127)	(35,127)

Balance, July 31, 2005	21,409,320	$21,409	$68,824	$-	$-	$(213,651)	$(123,418)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2007

						Deficit
						Accumulated	Accumulated
			Additional	Share	Deferred	During The	Other
	Common stock		Paid-In	Subscriptions	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Received	Compensation	Stage	Loss	Total

Balance, July 31, 2005	21,409,320	$21,409	$68,824	$-	$-	$(213,651)	$-	$(123,418)

Net loss	-	-	-	-	-	(62,279)	-	(62,279)

Balance July 31, 2006	21,409,320	21,409	68,824	-	-	(275,930)	-	(185,697)

Issuance of common stock in settlement of notes payable and accrued interest at $0.0833 per share – October 3, 2006	1,230,876	1,231	101,342	-	-	-	-	102,573

Issuance of common stock on grant of stock award at $0.125 per share – October 4, 2006	6,000,000	6,000	744,000	-	(750,000)	-	-	-

Amortization of deferred compensation	-	-	-	-	465,550	-	-	465,550

Foreign currency translation adjustment	-	-	-	-	-	-	(5,034)	(5,034)

Net loss	-	-	-	-	-	(531,309)	-	(531,309)

Balance July 31, 2007	28,640,196	$28,640	$914,166	$-	$(284,450)	$(807,239)	$(5,034)	$(153,917)
============================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(531,309)	$(62,279)	$(807,239)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	10,648	-	10,648
Unrealized foreign exchange	(1,170)	-	(1,170)
Stock-based compensation	465,550	-	465,550
Accrued interest	1,633	4,926	14,635
Changes in operating assets and liabilities:
Prepaid expenses	(900)	-	(900)
Accounts payable and accrued liabilities	409	357	7,701

Net cash used in operating activities	(55,139)	(56,996)	(310,775)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Advances from related parties	66,677	48,619	126,367

Net cash provided by financing activities	66,677	48,619	305,900

Effect of Exchange Rate Changes	(11,750)	8,698	5,034

Net Increase (Decrease) in Cash	(212)	321	159

Cash, Beginning	371	50	-

Cash, Ending	$159	$371	$159
==============================================================================

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
==============================================================================

Common shares issued on settlement of notes payable and accrued interest	$102,573	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

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

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., (Filiac), a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As at July 31, 2007, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.  Refer to Note 8.

On October 20, 2006, the Board of Directors authorized a 1 for 6 forward stock-split on the issued and outstanding common shares.  The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to retroactively reflect the forward stock split.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $153,917 and an accumulated deficit of $807,239 at July 31, 2007.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its resource property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

a)       Exploration Stage Company

The Company is an exploration stage company as defined in the Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and has only recently commenced operations.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

b)       Cash and Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash and equivalents.  At July 31, 2007, the Company had no cash and equivalents.

c)       Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

2.       SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)       Mineral Property Costs (continued)

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

d)       Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To July 31, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

e)       Loss Per Share

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

f)        Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities, notes payable and an amounts due to related parties.  The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

g)       Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 – “Reporting Comprehensive Income”.  SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)       Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock and valuation of deferred tax balances.

i)        Foreign Currency Translation

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

j)        Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”.  SFAS No. 123(R) requires companies to measure all employee stock based compensation awards using a fair value method and record such expense in their financial statements.  The Company adopted SFAS No. 123(R) on a prospective basis on August 1, 2005.

Stock based compensation arrangements for non-employees are recorded at fair value as the services are provided and the compensation earned.

The Company has not granted any stock options since inception.

k)       Income Taxes

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)        Recent Accounting Pronouncement

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments.

This statement applies to all entities, including not-for-profit organizations.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  Some requirements apply differently to entities that do not report net income.  Management is currently evaluating the impact, if any, this statement will have impact on the financial statements of the Company once adopted.

3.       RESOURCE PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2007, the Company had satisfied these requirements and earned its 50% interest in all the mineral claims listed in the agreement. To date, the Company has completed its initial diamond exploration program at an aggregate cost of $101,589.  The Company is responsible for paying ongoing claim maintenance costs.

4.       NOTES PAYABLE

As of July 31, 2007 the Company had received a total of $16,880 (July 31, 2006:- $103,846) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.75% as of July 31, 2007).  As at July 31, 2007:- $4,028 (July 31, 2006:-$15,240) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

During the year ended July 31, 2007, the Company recorded a foreign exchange transaction gain of $2,161 (2006: loss of $8,698) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

5.       CAPITAL STOCK

a)	There were no stock issuances during the year ended July 31, 2006.

b)	Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.

c)	On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567. (See Note 4)

d)	On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President. (See Note 6)

6.       RELATED PARTY TRANSACTIONS

During the year ended July 31, 2007, a director advanced funds to the Company totaling $66,677 (July 31, 2006: - $nil).  In addition, during the year ended July 31, 2007 an amount of $59,690 owing to a former director was assigned to this director.  At July 31, 2007, an amount of $126,367 (July 31, 2006: - $nil) was owing to this director and an amount of $nil (July 31, 2006: - $59,690) was owing to a former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 shares vest on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008.  The fair value of the restricted stock award which amounted to $750,000 is being amortized on a straight line basis over the vesting period.  Upon termination of employment between the Company and its president, any shares not previously vested will be forfeited and returned to the Company’s treasury.

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ deficit until earned by the award holder. At such time, the appropriate amounts will be charged to operations.

Pursuant to this restricted stock award the Company recorded stock based compensation of $465,550 (2006 - $nil), and the remaining unearned amount has been recorded as deferred stock compensation.

7.       CONTINGENCIES

The Company operates in the field of resource exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations, compliance at all times cannot be assured.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

8.       COMMITMENTS

a)	In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system. As consideration for the acquisition, the Company, within 24 months of the agreement, agreed to pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total consideration of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes. This transaction is subject to the Company’s completion of its due diligence, which is still ongoing, the execution of a definitive agreement and Filiac’s entering into a commercial contract for the distribution of its products. As at July 31, 2007, the Company is not obligated and has not made any payment pursuant to this agreement in either cash or common stock of the Company.

b)	On November 9, 2006, the Company entered into an investor relations services contract commencing immediately. The Company agreed to pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract. The contract can be cancelled by either party upon 30 days notice.

9.       INCOME TAXES

a)       Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.  The difference results from the following items:

	2007	2006

Computed expected (benefit of) income taxes	$(180,645)	$(21,175)
Unrecognized items for tax purposes	158,300	-
Increase in valuation allowance	22,345	21,175

Income tax provision	$-	$-
	==========================

b)      Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Net operating losses	$116,256	$93,816
Valuation allowance	(116,256)	(93,816)

Net deferred tax assets	$-	$-
	==========================

The Company has approximately $343,000 of net operating loss carry forwards which may be used to offset future taxable income that expire at various amounts between 2019 and 2026.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

9.       INCOME TAXES (Continued)

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

10.     COMPARATIVE AMOUNTS

Certain of the comparative amounts have been reclassified to conform with the presentation adopted for the current year.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During this accounting period, our Accountants Dale Matheson Carr-Hilton LaBonte LLp Chartered Accountants (“DMCL”) did not advise us of any matters to be reported upon.

Item 8A    Controls and Procedures

Annual Evaluation – As of the date of this Annual Report (July 31, 2007), on Form 10-KSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), and our “internal controls and procedures for financing reporting” (“Internal Controls”).

This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) / Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) requires that in this section of the Annual Report we present the conclusion of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO/CFO Certification – Appearing immediately following the Signatures section of this Annual Report (“Form 10KSB”) there are two (2) separate forms of “Certification” of the CEO/CFO.  The second form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (Section 302 Certification”).  This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Item 8A(T)    Controls and Procedures

Disclosure Controls and Internal Controls -  Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation – The CEO/CFO evaluation of our Disclosure Controls and our internal Controls included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls of the information generated for use in this

Annual Report (“Form 10-KSB”).  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports (“Form 10-QSB”) and Annual Report (“Form 10-KSB”).  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary, our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

In accordance with SEC requirements, the CEO/CFO notes that, there have been no significant changes within the last quarter to the Internal Controls or in other factors that could significantly improve Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusion – Based upon the controls evaluation, our CEO/CEO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.

Item 8B    Other Information

Report on Form 8-K was filed by the Issuer on February 21, 2007.

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Stellar:

Dates                      Name                     Age         Position

Oct. 4 2006 to        Kathy Whyte           51          President, Chief
Present                                                                 Executive Officer
                                                                            Chief Financial Officer
                                                                            and Director

June 02 to              Michael Rezac          34          Secretary/Treasurer, Director
Present

Oct. 4 2006 to
Present                   Dean Sellars             43          Director

Kathy Whyte

Ms. Whyte, our President, Chief Executive Officer, Chief Financial Officer and a director, has helped provide, administrative and secretarial support since our formation in April 1999.  Ms. Whyte will hold office for a term of one year or until the next annual meeting of shareholders where she can sit for re-election, or until her successor has been duly elected and qualified or until her resignation or removal.  All officers hold their positions at the pleasure of the board.  At present, we have no employment contract in place with Ms. Whyte, however, Ms. Whyte anticipates spending a minimum of 20 hours per week of her time on our business.

Coupled with her past knowledge of the Company, Ms. Whyte has a well rounded background in the corporate administration of both private and publicly traded companies, mainly in the mineral exploration industry.  Ms. Whyte has helped administer the Company from inception as a self-employed Corporate Administrator.  From 1998 to the present, she has been self-employed and works in the corporate administrative field for various entities.  Through the earlier part of her career, her education streaming both from England and Canada from 1977 to 1996, she has worked as a legal secretary for various legal related firms: Pattinson & Brewer in London, England; Cowan, Lipson & Rumney, London, England; Tupper & Adams in Canada; Legal Freelance Centre in Canada; Ferguson Gifford in Canada; Jones McCloy Peterson in Canada.

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

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended July 31, 2007, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.    Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2007.

ANNUAL COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Award	Options/LTIP SAR payouts	All Other Comp.
			$	$	$	# Shares	$	$
K Whyte	President	2007	Nil	Nil	Nil	6,000,000	Nil	Nil
	CEO/CFO	2006	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil

M Rezac	Secretary	2007	Nil	Nil	Nil	Nil	Nil	Nil
	Treasurer	2006	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil

A Reid	Past Pres.	2007	Nil	Nil	Nil	Nil	Nil	Nil
	& CE0	2006	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Awards

The Company presently has no long-term incentive award program.  On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.  Stock-based compensation expenses recognized during the year ended July 30, 2007 totaled $465,550 (2006 - $nil) and a remaining $284,450 has been recorded as deferred stock compensation in connection with this stock award.  The full amount of the restricted stock award agreement is subject to Ms. Whyte remaining in her capacity as a director of the Company for the term.

Fringe Benefits and Pre-requisites

The company presently provides no fringe benefits to Ms. Whyte.

As at July 31, 2007, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. The Board of Directors have recommended the adoption of a Restricted Option Award in an effort to attract, retain, and reward quality executives, employees, and other persons who provide services to the Company, which will enable such persons to acquire or increase interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareowners, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of share owner value.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 26, 2007, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                                              Amount of
Title of           Name and address                         beneficial            Percent
Class              of beneficial owner                        ownership           of class
____________________________________________________________________

Common        Kathy Whyte, President, Chief           6,000,000           20.95%
Stock             Executive Officer and Director
                      151 – 10090 – 152nd Street, #401
                      Surrey, B.C. V3R 8X8

Common        Michael Rezac                                      724,830             2.53%
Stock             Chief Financial Officer,
                       Secretary/Treasurer
                       and Director
                       201 - 454 West 12th Street
                       Vancouver, British Columbia
                       V6R 2T3

Common         Dean Sellers                                                 0                   0%
Stock              Director
                       10480 – 287th Street
                        Maple Ridge, B.C. V3W 1L5

Common         All Officers and Directors                  6,724,830          23.48%
Stock              as a Group that consists of
                        three people

The percent of class is based on 28,640,196 shares of common stock issued and outstanding as of October 26, 2007.

Description of Securities

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of October 26, 2007, there were 28,640,196 shares of our common stock issued and outstanding held by 33 stockholders of record.

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

Item 12.    Certain Relationships and Related Transactions, and Director Independence

Andrew Reid, our past President, Chief Financial Officer and a former director, owns 604,026 (2.11%) of our shares of common stock.   In the past, Mr. Reid received  (Canadian) $1,500 (US $953.53) for services rendered to cover incidental expenses over a two  year period. Mr. Reid also individually owns 1,400,000 common shares (23.3%) of Diamant Resources Ltd. (“Diamant”) a private Canadian company.

Michael Rezac, our past Chief Financial Officer, and present Secretary, Treasurer and a director, helped with the raising of capital since our organization in April 1999.  He became an officer and director in June 2002 and has received (Canadian) $1,000 (US $631.35) for services rendered to cover incidental expenses over a two year period for local and long distance telephone calls and faxes, luncheon meetings, local travel   Mr. Rezac currently owns 724,830 shares of our common stock (2.53%).  Michael Rezac is also a director and an officer of Diamant, and individually owns 1,400,000 of Diamant’s common stock (23.3%).

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

Item 13.    Exhibits

EXHIBIT
NUMBER          DESCRIPTION

3.1                      Articles of Incorporation(1)
3.2                      By-Laws(1)
10.1                    Option Agreement(1)
31.1                    Certification of Chief Executive Officer pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002.
32.1                    Certification of Officer
__________
(1)    Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

Item 14.    Principal Accountant Fees and Services

Dale Matheson Carr-Hilton LaBonte, LLP (“DMCHL”) has billed us aggregate accounting fees of approximately $17,000 for the year ended July 31, 2007.

In we understand the need for DMCHL to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of DMCHL, Management has restricted the non-audit services that DMCHL may provide to us and has determined that we would obtain these non-audit services from DMCHL only when the services offered by DMCHL are more effective or economical than services available from other service providers.

Management has pre-approved all non-audit work performed by DMCHL to undertake to provide assurances of accuracy on matters not required by laws or regulations.

The aggregate fees billed for professional services by DMCHL in 2007 and 2006 for services were:

Type of Fees             2007               2006

Audit fees                   8,000              7,000

Audit-related fees       9,000              6,250

Tax Fees                     NIL                  NIL

All other fees               NIL                  NIL

Totals

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the company paid DMCHL for professional services for the consolidated financial statements included in the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 1-QSB’s as well as for services that are normally provided by accounting firms in connection with statutory and regulatory filings or engagements.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR RESOURCES LTD.

By:          /s/ Kathy Whyte
               Kathy Whyte,
               President, Chief Financial Officer and Director
               Date:    November 2, 2007

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Michael Rezac
               Michael Rezac, Director
               Date:    November 2, 2007

By:          /s/ Dean Sellars
               Dean Sellars, Director
               Date:    November 2, 2007