Form 10QSB
period 2007-10-31
STELLAR RESOURCES LTD
filed 2007-12-20
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 14, 2007 was 28,640,196.

TABLE OF CONTENTS

Part  I – FINANCIAL INFORMATION

Item 1.         Financial Statements:

                    Balance Sheets                                                                                                               5

                    Statements of Operations                                                                                                6

                    Statements of Cash Flows                                                                                               7

                    Notes to Financial Statements                                                                                         8

Item 2.         Management’s Discussion and Analysis or Plan of Operations                                        13

Item 3.         Control and Procedures                                                                                                16

Part II – OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                                        17

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                                         17

Item 3.         Defaults Upon Senior Securities                                                                                    17

Item 4.         Submission of Matters to a Vote of Security Holders                                                     17

Item 5.         Other Information                                                                                                         17

Item 6.         Exhibits                                                                                                                        17

SIGNATURES                                                                                                                                18

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

Part  I – FINANCIAL INFORMATION

Item 1.     Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	OCTOBER 31,	JULY 31
	2007	2007

	(Unaudited)
ASSETS

Current
Cash	$-	$159
Prepaid expenses	-	900

	$-	$1,059
======================================================================

LIABILITIES

Current
Bank indebtedness	$18	$-
Accounts payable and accrued liabilities	15,033	7,701
Notes payable (Note 4)	23,678	20,908
Due to related parties (Note 6)	146,959	126,367

	185,688	154,976

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2007 – 28,640,196 common shares)	28,640	28,640
Additional paid-in capital	914,166	914,166
Deferred stock compensation	(224,050)	(284,450)
Deficit accumulated during the exploration stage	(896,856)	(807,239)
Accumulated other comprehensive loss	(7,588)	(5,034)

	(185,688)	(153,917)

	$-	$1,059
======================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31,
	2007	2006	2007

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	1,806	1,313	26,830
Foreign exchange (gain) loss	265	(2,272)	13,968
General and administrative	571	179	19,858
Interest expense	216	1,018	14,852
Investor relations	4,500	-	19,814
Mineral property expenditures	5,002	-	146,050
Professional fees	16,857	7,705	100,813
Stock-based compensation	60,400	281,200	525,950
Travel	-	-	941

	89,617	289,143	896,856

Net Loss	$(89,617)	$(289,143)	$(896,856)
==========================================================================

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.01)
==========================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,640,196	23,610,021
==========================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(89,617)	$(289,143)	$(896,856)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Realized foreign exchange on settlement of notes payable	-	(2,273)	12,523
Stock-based compensation	60,400	281,200	525,950
Accrued interest	216	1,018	16,840
Changes in operating assets and liabilities:
Prepaid expenses	900	(3,600)	-
Accounts payable and accrued liabilities	7,332	5,649	15,033

Net cash provided by (used in) operating activities	(20,769)	5,772	(326,510)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Amounts due to related parties	20,592	8,815	146,959

Net cash provided by financing activities	20,592	8,815	326,492

Net (Decrease) Increase in Cash	(177)	1,666	(18)

Cash, Beginning	159	371	-

Cash (Bank Indebtedness), Ending	$(18)	$2,037	$(18)
==================================================================================

Supplemental Disclosures of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
==================================================================================

Supplemental Disclosure for Non-Cash Investing and Financing Activities

Common shares issued on settlement of notes payable and accrued interest	$-	$102,573	$102,573
==================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
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

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., (Filiac), a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As at October 31, 2007, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.  Refer to Note 8.

Effective October 20, 2006, the Board of Directors authorized a 1 for 6 forward stock split on the common shares.  The authorized number of common shares remain at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $185,688 and an accumulated deficit of $896,856 at October 31, 2007.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03").  EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered.  EITF 07-03 is effective for fiscal years beginning after December 15, 2007.  The Company does not expect adoption of this standard to have a significant impact on the Company's financial position and results of operations.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)

4.       NOTES PAYABLE

As of October 31, 2007 the Company had received a total of $18,860 (Cdn$18,000), (July 31, 2007:- $16,880, (Cdn$18,000) at various dates from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.75% as of October 31, 2007).  As at October 31, 2007:- $4,818 (July 31, 2007:-$4,028) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

During the three months ended October 31, 2007, the Company recorded foreign exchange transaction losses of $2,554 (October 31, 2006: $3,781) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

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

Stock-based compensation expense during the three months ended October 31, 2007 totaled $60,400 (October 31, 2006 – $281,200) and a remaining unearned amount of $224,050 has been recorded as deferred stock compensation.

6.       RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2007, a director advanced funds to the Company totaling $20,592 (October 31, 2006:-$8,815).  At October 31, 2007, an amount of $146,959 (July 31, 2007:-$126,367) was owing to this director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)

6.       RELATED PARTY TRANSACTIONS (continued)

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

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ equity until earned by the award holder. At such time, the appropriate amounts will be charged to operations.  Pursuant to this restricted stock award during the three month period ended October 31, 2007 the Company has recorded stock based compensation of $60,400 (October 31, 2006 - $281,200), and the remaining unearned amount has been recorded as deferred stock compensation.

7.       CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

8.       COMMITMENTS

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As consideration for the acquisition, the Company, within 24 months of the agreement, agreed to pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total consideration of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes. This transaction is subject to the Company’s completion of its due diligence, which is still ongoing, the execution of a definitive agreement and Filiac entering into a commercial contract for the distribution of its products.  As at October 31, 2007, the Company is not obligated and has not made any payment pursuant to this agreement in either cash or common stock of the Company.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)

8.       COMMITMENTS (continued)

On November 9, 2006, the Company entered into an investor relations services contract whereby the Company agreed to pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.

9.       RECLASSIFICATION

Certain comparative figures have been reclassified to conform with the current period’s presentation.

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

At October 31, 2007, we had a working capital deficit of $185,688 and an accumulated deficit during the exploration stage of $896,856 as of October 31, 2007.  From inception, April 9, 1999, we have expended $100,813 on legal and audit and accounting fees; $14,852 on interest; $146,050 on resource property expenses; $27,780 on consulting fees; $19,858 on office expense, $26,830 on filing fees, $19,814 on investor relations, $941 on travel and entertaining, and $525,950 on stock-based compensation.

OVERVIEW

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

Our timeframe for the Phase 3 program is 30 days, which is dependant upon our financial position in 2008.

The estimated costs for the above Phases are as set out under “GEOLOGICAL EVALUATION REPORT” – Phase __.in our  previously filed SB-2 Registration Statement,  “SEC Accession No. 0001127855-03-000288, filed 2003-05-09 ”.

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

Results of Operations for the Three Months Ended October 31, 2007

We have not generated any revenues from operations since our incorporation on April 9, 1999 through October 31, 2007.  During the three month period ended October 31, 2007 we incurred management fees - stock based compensation of $60,400 (2006 - $281,200) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs increased to $16,857 (2006 - $7,705) as a result of contracting additional accounting assistance, entering into a contractual agreement for legal services and increased audit costs.  Investor relations costs increased to $4,500 (2006 – nil) as a result of the entering into an Investor relations agreement.  Interest expense reduced to $261 (2006 - $1,018) as a result of the settlement of $102,573 of debt principal plus accrued interest in October 2006.  General and administrative expenses amounted to $571 (2006 - $179).  We also experienced a foreign exchange loss of $265 (2006 – gain of $2,272) as a result of recognizing gains realized on the settlement of debt in 2006 and general changes in the exchange rate affecting the transactions incurred in currencies other than the US$.  We incurred $5,002 (2006 - $nil) in mineral property maintenance expenditures, and filing fees increased to $1,806 (2006 - $1,313) as a result of the Company being more active during the year.

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

Net Loss

For the three month period ended October 31, 2007, we recorded an operating loss of $89,617, consisting of management fee - stock based compensation $60,400, filing fees of $1,806; interest of $216, general and administrative expenses of $571; professional fees of $16,857, mineral property maintenance expenditure of $5,002, investor relations of $4,500; travel of $nil and a loss on foreign exchange of $265.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At October 31, 2007, we had assets of $nil..  Total stockholders’ deficit was $185,688 at October 31, 2007.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, financed through funds made available via loans, as well as debt financing.  We may consider issuing common stock to protect owners in situations where our project shows a significant upside potential due to any proven reserves.  As of October 31, 2007, we have received a total of $18,860 (Cdn. $18,000) (July 31, 2007 - $16,680), (Cdn. $18,000), repayable in their respective currencies at various dates from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (6.75% as of October 31, 2007).  As of October 31, 2007, $4,818 (July 31, 2007:-$4,028) of interest has been accrued.

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

At October 31, 2007 the President was owed $146,959 (July 31, 2007 – $126,367), comprising cash advances of $87,269 and $59,690 of assigned debt from a former director.

Debt financing received at October 31, 2007 from shareholders secured by Promissory Notes together with accrued interest amounted to $23,678.  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to $600,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Innovative Water Saving Irrigation Technology

In February 2007, the Company expanded its horizons and has signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence currently underway, and as consideration for the acquisition, the Company, will within 24 months of the agreement, pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.  This transaction is subject to the Company completing its due diligence, which is still ongoing, and Filiac’s entering into a commercial contract.  As at October 31, 2007, the Company has not made any payment pursuant to this agreement in either cash or commons tock of the Company.

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

          (b)  Changes in Internal Controls.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended October 31, 2007 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.     Unregistered Sales of  Equity Securities and Use of Proceeds

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

Stock-based compensation expense recognized during the three months ended October 31, 2007 totaled $60,400 (October 31, 2006 - $281,200) and a remaining $224,050 has been recorded as deferred stock compensation.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended October 31, 2007.

Item 5.     Other Information

Report on Form 8-K filed by the Issuer November 13, 2007.

Item 6.     Exhibits

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

Dated:  December 17, 2007

STELLAR RESOURCES LTD.

By: /s/ Kathy Whyte
      Kathy Whyte
      President, Director, CEO and CFO