Form 10QSB
period 2008-01-31
STELLAR RESOURCES LTD
filed 2008-03-14
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 0-51400

Stellar Resources Ltd.
(Exact name of small business Issuer as specified in its charter)

                     Nevada                                                                        98-0373867
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada, 89120-3481
(Address of principal executive offices)

(702) 898-6004
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes   [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X]  Yes   [  ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[X]  Yes   [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 3, 2008 is 28,640,196.

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

Part  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	JANUARY 31	JULY 31
	2008	2007

	(Unaudited)
ASSETS

Current
Cash	$-	$159
Prepaid expenses	-	900

	$-	$1,059
==================================================================

LIABILITIES

Current
Bank indebtedness	$1,479	$-
Accounts payable and accrued liabilities	7,966	7,701
Notes payable (Note 4)	22,964	20,908
Due to related parties (Note 6)	157,975	126,367

	190,384	154,976

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2007 28,640,196 common shares)	28,640	28,640
Additional paid-in capital	914,166	914,166
Deferred stock compensation	(162,600)	(284,450)
Accumulated other comprehensive loss	(6,669)	(5,034)
Deficit accumulated during the exploration stage	(963,921)	(807,239)

	(190,384)	(153,917)

	$-	$1,059
==================================================================

          CONTINGENCIES (Note 7)
          COMMITMENTS (Note 8)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999
	THREE MONTHS ENDED		SIX MONTHS ENDED		(INCEPTION) TO
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2008	2007	2008	2007	2008

Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	1,871	2,658	3,677	3,971	28,701
Foreign exchange (gain) loss	(133)	-	132	(2,231)	13,835
General and administrative	435	636	1,006	774	20,293
Interest expense	205	207	421	1,225	15,057
Investor relations	77	6,227	4,577	6,227	19,891
Resource property expenditures	-	-	5,002	-	146,050
Professional fees	3,160	8,085	20,017	15,790	103,973
Stock-based compensation	61,450	61,450	121,850	342,650	587,400
Travel and entertainment	-	941	-	941	941

	67,065	80,204	156,682	369,347	963,921

Net Loss	$(67,065)	$(80,204)	$(156,682)	$(369,347)	$(963,921)
========================================================================================

Basic and Diluted Net Loss Per Common Share	$-	$-	$(0.01)	$(0.01)
========================================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,640,196	28,640,196	28,640,196	26,125,109
========================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999
	SIX MONTHS ENDED		(INCEPTION) TO
	JANUARY 31	JANUARY 31	JANUARY 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(156,682)	$(369,347)	$(963,921)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	(2,273)	12,523
Stock-based compensation	121,850	342,650	587,400
Changes in operating assets and liabilities:
Prepaid expenses	900	(3,685)	-
Accrued interest	421	1,225	17,045
Accounts payable and accrued liabilities	265	(2,924)	7,966

Net cash used in operating activities	(33,246)	(34,354)	(338,987)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Amounts due to related parties	31,608	34,253	157,975

Net cash provided by financing activities	31,608	34,253	337,508

Net Increase (Decrease) in Cash	(1,638)	(101)	(1,479)

Cash, Beginning	159	371	-

Cash, Ending	$(1,479)	$270	$(1,479)
=================================================================================

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
=================================================================================

Common shares issued on settlement of notes payable and accrued interest	$-	$102,573	$102,573
=================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
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

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., (Filiac), a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As at January 31, 2008, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.  Refer to Note 8.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $190,384 and an accumulated deficit of $963,921 at January 31, 2008.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

1.       NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

3.       RESOURCE PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2006, the Company had satisfied these requirements and earned its 50% interest in all the mineral claims listed in the agreement. To date, the Company has completed its initial diamond exploration program at an aggregate cost of $101,589.  The Company is responsible for paying ongoing claim maintenance costs.  During the quarter ended January 31, 2008, the Company abandoned 14 of its mineral claims.  As at January 31, 2008, three mineral claims remained in good standing.

4.       NOTES PAYABLE

As of January 31, 2008, the Company had received a total of $18,061 (Cdn$18,000), (July 31, 2007:- $16,880, (Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (6.25% as of January 31, 2008).  As at January 31, 2008:- $4,903 (July 31, 2007:-$4,028) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

During the six months ended January 31, 2008, the Company recorded foreign exchange transaction loss of $1,635 (January 31, 2007:$2,231) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

5.       CAPITAL STOCK

a)	On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 shares of restricted common stock with a fair value of $750,000 to the Company’s President. (See Note 6).

b)	On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

Stock-based compensation expense during the six months ended January 31, 2008 totaled $121,850 (January 31, 2007 – 342,650) and a remaining unearned amount of $162,600 has been recorded as deferred stock compensation.

6.       RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2008, a director advanced funds to the Company totaling $31,608 (six months ended January 31, 2007:-$34,253).  At January 31, 2008, an amount of $157,975 (July 31, 2007:-$126,367) was owing to this director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ equity until earned by the award holder. At such time, the appropriate amounts will be charged to operations.  Pursuant to this restricted stock award during the six month period ended January 31, 2008 the Company has recorded stock based compensation of $121,850 (January 31, 2007 - $342,650), and the remaining unearned amount has been recorded as deferred stock compensation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)

7.       CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

8.       COMMITMENTS

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As consideration for the acquisition, the Company, within 24 months of the agreement, agreed to pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total consideration of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes. This transaction is subject to the Company’s completion of its due diligence, which is still ongoing, the execution of a definitive agreement and Filiac entering into a commercial contract for the distribution of its products.  As at January 31, 2008, the Company is not obligated and has not made any payment pursuant to this agreement in either cash or common stock of the Company.

On November 9, 2006, the Company entered into an investor relations services contract whereby the Company agreed to pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.  Effective November 1, 2007, the contract was put on hold.

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

At January 31, 2008, we had a working capital deficit of $190,384 and an accumulated deficit during the exploration stage of $963,921 as of January 31, 2008.  From inception, April 9, 1999, we have expended $103,973 on legal and audit and accounting fees; $15,057 on interest; $146,050 on resource property expenses; $27,780 on consulting fees; $20,293 on office expense, $28,701 on filing fees, $19,891 on investor relations, $941 on travel and entertaining, and $587,400 on stock-based compensation.

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

The recommended first phase (project) had an anticipated duration of ten days, which progressed to well over 35 days, and consisted of heavy mineral separates indicator counts and analyses of diamond indicator samples.  Weather permitting, further stream sediment and glacial till samples must be taken on a regional basis to gain insight of possible indicator distribution and to determine if the results are indicative of the area or if they are anomalous. In addition, further sampling in our next two phases will allow us to develop an understanding of the magnitude of property scale anomalies.

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

Our timeframe for the Phase 3 program is 30 days, which is dependant upon weather and our financial position in 2008.

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

During the quarter ended January 31, 2008, the Company abandoned 14 of i.ts mineral claims. As at January 31, 2008, three mineral claims remained in good standing.

Results of Operations for the Three Months Ended January 31, 2008

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2008.  During the three month period ended January 31, 2008 we incurred non- cash management fees - stock based compensation of $61,450 (2007 - $61,450) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs decreased to $3,160 (2007 - $8,085) as a result of reduced legal fees as the monthly fee arrangement was terminated during the period.  Investor relations costs decreased to $77 (2007 – 6,227) as a result of the suspension of the Investor relations agreement, at the commencement of the current quarter.  Interest expense of $205 (2007 - $207) was consistent with the prior comparable period.  General and administrative expenses amounted to $435 (2007 - $636).  We also experienced a foreign exchange gain of $133 (2007 – $nil) as a result of foreign exchange changes during the quarter which affected transaction not denominated in the US dollar.  We incurred $nil (2007 - $nil) in mineral property maintenance expenditures, and filing fees reduced to $1,871 (2007 - $2,658) as a result of the Company being less active during the period.

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

Net Loss

For the six month period ended January 31, 2008, we recorded an operating loss of $156,682, consisting of non cash management fees - stock based compensation $121,850, filing fees of $3,677; interest of $421, general and administrative expenses of $1,006; professional fees of $20,017, mineral property maintenance expenditure of $5,002, investor relations of $4,577; and a loss on foreign exchange of $132.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At January 31, 2008, we had assets of $nil.  Total stockholders’ deficit was $190,384 at January 31, 2008.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, financed through funds made available via loans, as well as debt financing.  We may consider issuing common stock to protect owners in situations where our project shows a significant upside potential due to any proven reserves.  As of January 31, 2008, we have received a total of $18,061 (Cdn. $18,000) (July 31, 2007 - $16,680), (Cdn. $18,000), repayable in their respective currencies at various dates from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (6.25% as of January 31, 2008).  As of January 31, 2008, $4,903 (July 31, 2007:-$4,028) of interest has been accrued.

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

At January 31, 2008 the President was owed $157,975 (July 31, 2007 – $126,367), comprising cash advances of $98,285 and $59,690 of assigned debt from a former director.

Debt financing received at January 31, 2008 from shareholders secured by Promissory Notes together with accrued interest amounted to $22,964.  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to $620,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Innovative Water Saving Irrigation Technology

In February 2007, the Company expanded its horizons and has signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Completion of due diligence currently underway, and as a consideration for the acquisition, the Company, will within 24 months of the date of the agreement, pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property could allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.  The Company is near to the completion of its due diligence with Filiac, and awaits the results from Filiac upon entering into a commercial contract.  As at January 31, 2008, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.

Investor Relations Service Contract

On November 9, 2006, the Company entered into an investor relations services contract commencing immediately.  The Company will pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.  Effective November 1, 2007, this contract was put on hold.

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

Stock-based compensation expense recognized during the three months ended January 31, 2008 totaled $61,450 (January 31, 2007 - $61,450) and a remaining $162,600 has been recorded as deferred stock compensation.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended January 31, 2008.

Item 5.  Other Information

No Reports were filed by the Issuer during this period.

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

Dated:  March 14, 2008

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