Form 10QSB
period 2008-04-30
STELLAR RESOURCES LTD
filed 2008-06-16
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  0-51400

Stellar Resources Ltd.
(Exact name of small business Issuer as specified in its charter)

Nevada                                                                98-0373867
(State or other jurisdiction of                            (IRS Employer Identification No.)
incorporation or organization)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada, 89120-3481
(Address of principal executive offices)

(702) 898-6004
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     ☒ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 5, 2008 is 28,640,196.

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

Part  I – FINANCIAL INFORMATION

Item 1.   Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	APRIL 30	JULY 31
	2008	2007

	(Unaudited)
ASSETS

Current
Cash	$6	$159
Prepaid expenses	-	900

	$6	$1,059
============================================	=== ==========	=== ==========

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,453	$7,701
Notes payable (Note 4)	22,840	20,908
Due to related parties (Note 6)	163,364	126,367

	197,657	154,976

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2007 - 28,640,196 common shares)	28,640	28,640
Additional paid-in capital	914,166	914,166
Deferred stock compensation	(101,150)	(284,450)
Accumulated other comprehensive loss	(6,365)	(5,034)
Deficit accumulated during the exploration stage	(1,032,942)	(807,239)

	(197,651)	(153,917)

	$6	$1,059
======================================================================
CONTINGENCIES (Note 7) COMMITMENTS (Note 8)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,
	2008	2007	2008	2007	2008

Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	2,089	1,295	5,766	5,266	30,790
Foreign exchange (gain) loss	16	40	148	(2,191)	13,851
General and administrative	63	1,160	1,069	1,934	20,356
Interest expense	180	201	601	1,426	15,237
Investor relations	-	4,586	4,577	10,813	19,891
Resource property expenditures	-	-	5,002	-	146,050
Professional fees	5,223	8,014	25,240	23,804	109,196
Stock-based compensation	61,450	61,450	183,300	404,100	648,850
Travel and entertainment	-	-	-	941	941

	69,021	76,746	225,703	446,093	1,032,942

Net Loss	$(69,021)	$(76,746)	$(225,703)	$(446,093)	$(1,032,942)
=======================	== =========	== =========	== =========	== =========	== ===========

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
================================================================================

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,640,196	28,640,196	28,640,196	26,945,046
================================================================================

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

				CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	NINE MONTHS ENDED			TO
	APRIL 30,	APRIL 30,		APRIL 30,
	2008	2007		2008

Cash Flows from Operating Activities
Net loss	$(225,703)		$(446,093)	$(1,032,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-		(2,273)	12,523
Accrued interest	601		1,426	17,225
Stock-based compensation	183,300		404,100	648,850
Changes in operating assets and liabilities:
Prepaid expenses	900		(2,800)	-
Accounts payable and accrued liabilities	3,752		(4,061)	11,453

Net cash used in operating activities	(37,150)		(49,701)	(342,891)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-		-	90,233
Proceeds from notes payable	-		-	89,300
Amounts due to related parties	36,997		49,337	163,364

Net cash provided by financing activities	36,997		49,337	342,897

Net Increase (Decrease) in Cash	(153)		(364)	6

Cash, Beginning	159		371	-

Cash, Ending	$6		$7	$6
========================================	== =========	==	=========	== ===========

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$		$-
Income taxes paid	$-	$		$-
			-
Common shares issued on settlement of notes payable and accrued interest	$-		$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
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

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., (Filiac), a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As at April 30, 2008, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.  Refer to Note 8.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $197,651 and an accumulated deficit of $1,032,942 at April 30, 2008.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its mineral property interest located in British Columbia, Canada. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)

3.       RESOURCE PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2006, the Company had satisfied these requirements and earned its 50% interest in all the mineral claims listed in the agreement. To date, the Company has completed its initial diamond exploration program at an aggregate cost of $101,589.  The Company is responsible for paying ongoing claim maintenance costs.  During the nine month period ended April 30, 2008, the Company abandoned 14 of its mineral claims.  As at April 30, 2008, three mineral claims remained in good standing.

4.       NOTES PAYABLE

As of April 30, 2008, the Company had received a total of $17,768 (Cdn$18,000), (July 31, 2007:- $16,880, (Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (5.25% as of April 30, 2008).  As at April 30, 2008:- $5,072 (July 31, 2007:-$4,028) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

During the nine months ended April 30, 2008, the Company recorded foreign exchange transaction losses of $1,331 (April 30, 2007:-$3,374) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

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

Stock-based compensation expense during the nine months ended April 30, 2008 totaled $183,300 (April 30, 2007, – $404,100) and a remaining unearned amount of $101,150 (July 31, 2007 - $284,450) has been recorded as deferred stock compensation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)

6.       RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2008, a director advanced funds to the Company totaling $36,997 (nine months ended April 30, 2007:-$49,337).  At April 30, 2008, an amount of $163,364 (July 31, 2007:-$126,367) was owing to this director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a reduction of stockholders’ equity until earned by the award holder. At such time, the appropriate amounts will be charged to operations.  Pursuant to this restricted stock award during the nine month period ended April 30, 2008 the Company has recorded stock based compensation of $183,300 (April 30, 2007 - $404,100), and the remaining unearned amount has been recorded as deferred stock compensation.

7.       CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance, at all times, cannot be assured.

8.   COMMITMENTS

In February 2007, the Company signed a letter of intent with Filiac to acquire a patent and intellectual property related to a water-saving irrigation system.  As consideration for the acquisition, the Company, within 24 months of the agreement, agreed to pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total consideration of $5,000,000. If completed, the acquisition of the patent and intellectual property would allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes. This transaction is subject to the Company’s completion of its due diligence, which is still ongoing, the execution of a definitive agreement and Filiac entering into a commercial contract for the distribution of its products.  As at April 30, 2008, the Company is not obligated and has not made any payment pursuant to this agreement in either cash or common stock of the Company.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)

8.       COMMITMENTS (Continued)

On November 9, 2006, the Company entered into an investor relation services contract whereby the Company agreed to pay a third party a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.  Effective November 1, 2007, the contract was put on hold.

9.       RECLASSIFICATION

Certain comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.   Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience, and (h) the benefits related to ownership of our common stock.  Forwarding-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and “Business” as well as in this Form 10-QSB generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-QSB generally.  In light of these risks and uncertaintities, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur as projected.

At April 30, 2008, we had a working capital deficit of $197,651 and an accumulated deficit during the exploration stage of $1,032,942 as of April 30, 2008.  From inception, April 9, 1999, we have expended $109,196 on legal and audit and accounting fees; $15,237 on interest; $146,050 on resource property expenses; $27,780 on consulting fees; $20,356 on office expense, $30,790 on filing fees, $19,891 on investor relations, $941 on travel and entertaining, and $648,850 on stock-based compensation.

OVERVIEW

We have been in the pre-exploration stage since our formation on April 9, 1999, and are not operators of any mines nor are we engaged in any mineral production or sales activities.  We have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily engaged in the acquisition and exploration of resource properties. Resource property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Resource property acquisition costs are expensed as incurred if the criteria for capitalization are not met. Resource property exploration costs are expensed as incurred. When it has been determined that a resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its resource properties.  Our plan is to conduct exploration for mineral deposits on our optioned properties and to asses whether they possess economic mineral deposits.  We do not intend to create positions for exploration staff, but rather to joint venture our projects with other competent exploration groups to manage the exploration activities, although, in some cases we may conduct explorations on our own using contractors.  We are not certain whether commercially viable ore body will be located on any of our Claims as our current plans are limited to research and exploration.

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

We have gathered further samples from the Claim Groups for analysis.  All of the samples have been analyzed and preliminary indications seem favorable. We have decided that it is in the best interest of the Company to have an additional third party to analyze and verify all findings, before we proceed  further with  Phase Two of the intended work program.  Once we have received the results of the analyzed samples, and if favorable, we will then position ourselves to complete Phase Two and to gather larger samples, which should enable us to test for kimberlite from dykes or pipes on a much wider scale.  There is, of course, a substantial risk that we will not find such dykes or pipes that contains kimberlite.

We currently do not know of any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

Results of Operations for the Three Months Ended April 30, 2008

We have not generated any revenues from operations since our incorporation on April 9, 1999 through April 30, 2008.  During the three month period ended April 30, 2008 we incurred non- cash management fees - stock based compensation of $61,450 (2007 - $61,450) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs decreased to $5,223 (2007 - $8,014) as a result of reduced legal fees as the monthly fee arrangement was terminated during the first quarter.  Investor relations costs decreased to $nil (2007 – $4,586) as a result of the suspension of the Investor relations agreement during the second quarter.  Interest expense of $180 (2007 - $201) was consistent with the prior comparable period.  General and administrative expenses amounted to $63 (2007 - $1,160).  We also experienced a foreign exchange loss of $16 (2007 – $40) as a result of foreign exchange changes during the quarter which affected transaction not denominated in the US dollar.  We incurred $nil (2007 - $nil) in mineral property maintenance expenditures, and filing fees increased to $2,089 (2007 - $1,295).

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

Net Loss

For the nine month period ended April 30, 2008, we recorded an operating loss of $225,703, consisting of non cash management fees - stock based compensation $183,300, filing fees of $5,766; interest of $601, general and administrative expenses of $1,069; professional fees of $25,240, resource property maintenance expenditure of $5,002, investor relations of $4,577; and a loss on foreign exchange of $148.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At April 30, 2008, we had assets of $6.  Total stockholders’ deficit was $197,651 as at April 30, 2008.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, financed through funds made available via loans, as well as debt financing.  We may consider issuing common stock to protect owners in situations where our project shows a significant upside potential due to any proven reserves.  As of April 30, 2008, we have received a total of $17,768 (Cdn. $18,000) (July 31, 2007 - $16,680), (Cdn. $18,000), repayable in their respective currencies at various dates from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (5.25% as of April 30, 2008).  As of April 30, 2008, $5,072 (July 31, 2007:-$4,028) of interest has been accrued.

Under a Restricted Stock Award agreement dated October 3, 2006, the Company issued 6,000,000 shares of restricted stock to the succeeding President, Ms. Kathy Whyte. These shares have a vesting provision as follows; 2,100,000 shares vest immediately, 1,950,000 vests as of October 3, 2007 and the final 1,950,000 shares vest as of October 3, 2008. Upon termination of employment between the Company and Ms. Whyte, any stock not previously vested will be forfeited and returned to the Company’s treasury.

On October 20, 2006 the Company forward split its shares of common stock on a ratio of a six (6) new shares, for each one (1) old share currently held.

At April 30, 2008 the President was owed $163,364 (July 31, 2007 – $126,367), comprising cash advances of $103,674 and $59,690 of assigned debt from a former director.

Debt financing received at April 30, 2008 from shareholders secured by Promissory Notes together with accrued interest amounted to $22,840.  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We seek additional equity or debt financing of up to $650,000 which we plan to use towards the remainder of the second phase exploration program.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Innovative Water Saving Irrigation Technology

In February 2007, the Company expanded its horizons and has signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Completion of due diligence currently underway, and as a consideration for the acquisition, the Company, will within 24 months of the date of the agreement, pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property could allow the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.  The Company is near to the completion of its due diligence with Filiac, and awaits the results from Filiac upon entering into a commercial contract.  As at April 30, 2008, the Company has not made any payment pursuant to this agreement in either cash or common stock of the Company.

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

Stock-based compensation expense recognized during the three months ended April 30, 2008 totaled $61,450 (April 30, 2007 - $61,450) and a remaining $101,150 has been recorded as deferred stock compensation.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended April 30, 2008.

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

Dated:  June 16, 2008

STELLAR RESOURCES LTD.

By:  /s/ Kathy Whyte
            Kathy Whyte
            President, Director, CEO and CFO