Form 10KSB
period 2008-07-31
STELLAR RESOURCES LTD
filed 2008-10-29
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number    0-51400

STELLAR RESOURCES LTD.
(Name of small business issuer in its charter)

NEVADA	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 N. Stephanie Street, Suite 1411,
Henderson, Nevada	89014-8909
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (702) 898-6004

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock (0.001 par value)
(Title of class)

Check whether the issuer is not required to file reports pursuant of Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes  ☐ No

State issuer’s revenues for its most fiscal year.    $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.October 16, 2008:   $350,646

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☐ Yes   ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., (Filiac), a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  As at July 31, 2008, the Company had not made any payment pursuant to this agreement in either cash or common stock of the Company.  The Company has decided not to pursue this acquisition.

On October 20, 2006, the Board of Directors authorized a 1 for 6 forward stock-split on the issued and outstanding common shares.  The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to retroactively reflect the forward stock split.

On September 9, 2008, the Company entered into a farm in agreement with Canafra Mineral Exploration Corp., (a Canadian Company), and Two Drums G & C Company Limited, (a Tanzanian Company), (entities known jointly as “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject property in Tanzania.  The subject property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district Mbeya Tanzania.  The operator of the property will be Canafra.

In order to acquire its full interest in the subject property the Company must advance to the operator $1,100,000 of working capital in phased payments and also issue 4,000,000 restricted common shares to the operator in stages.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $205,066 and an accumulated deficit of $1,101,977 at July 31, 2008.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

British Columbia Mineral Properties

Under the terms of an Option Agreement dated June 28, 2002, we were required to make payments of (Canadian) $10,000 and to pay for property exploration expenditures.  These payments gave us the exclusive right and option to acquire a 50% interest in two land packages, the Beatton and Alces claim groups (the “Claim Groups”), totaling 7,448 hectares in the Fort St. John area of British Columbia, Canada.  These Claim Groups have been the subject of reconnaissance level diamond exploration.  The option payments and the exploration expenses with the respective performance dates of our option obligations were as follows:

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

Item 2.       Description of Property

British Columbia Resource Property

The Claim Groups – The Claim Groups consisted of two land packages, located in the northeast part of British Columbia, Canada in the Peace River Lowlands.  The aggregate center is 25 kilometers northeast of the town of Fort St. John.  The Claim Groups comprised of a total of 7,448 hectares, more particularly described under “SEC Accession No. 0001127855-03-000288, filed 2003-05-09”. The aggregate center of the properties is described as:

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

We managed all exploration expenditures on the Claim Groups, which include all costs of acquisition and maintenance of the properties, and all expenditures on exploration of the properties, as well as other costs and expenses, including those of a capital nature, incurred or chargeable with respect to the exploration of the properties.  We have secured fully our interest in the Claim Groups, and are obligated to maintain in good standing the Claim Groups by completing and filing of assessment work or making of payments in lieu thereof.

During the year ended July 31, 2008, the Company decided not to pursue this property and abandoned its interest as the results did not justify further exploration..

Item 3.       Legal Proceedings

We are not currently a party to any pending legal proceeding or litigation and the Claim Groups were not the subject of any pending legal proceeding. Further, our officers and directors know of no legal proceedings against us, or our property contemplated by any governmental authority.

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

Year – 2008	High	Low

First Quarter	0.14	0.07
Second Quarter	0.08	0.06
Third Quarter	0.12	0.06
Fourth Quarter	0.36	0.06

Year – 2007	High	Low

First Quarter	1.39	0.125
Second Quarter	1.46	0.125
Third Quarter	0.30	0.13
Fourth Quarter	0.15	0.105

As of July 31, 2008, the closing price of our common stock as reported on the OTCBB was $ 0.25 and there were 28,640,196 shares of our common equity outstanding, held by 33 shareholders of record.  Of our common stock outstanding, 3,970,000 shares are held in brokerage accounts, and therefore we are unable to give an accurate statement as to the number of shareholders.

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

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

Recent Sale of Unregistered Security

We have had no sale of unregistered security during the year ended July 31, 2008.

Repurchase of Securities

We did not repurchase any shares of our common stock during the year ended July 31, 2008.

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

From inception on April 9, 1999, we have expended $113,652 on legal, audit and accounting fees; $15,404 on interest; $150,114 on resource property expenses; $27,780 on consulting fees; $20,412 on office expenses, $31,939 on filing fees, $17,489 on investor relations, $941 on travel, and $710,300 on management fees - stock-based compensation.

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

Pursuant to EITF 04-2, the Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of July 31, 2008, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

We currently do not know of any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended July 31, 2008 and 2007

We have not generated any revenues from operations since our incorporation on April 9, 1999 through July 31, 2008.  During the year ended July 31, 2008 we incurred management fees - stock based compensation of $244,750 (2007 - $465,550) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs decreased to $29,696 (2007 - $30,461) as a result of contracting additional accounting assistance and entering into a contractual agreement for legal services.  Investor relations costs decreased to $2,175 (2007 - $15,314) as a result of ceasing the investor relations activities in November 2007.    Interest expenses reduced to $768 (2007 - $1.634) due to the settlement of $102,573 of debt plus accrued interest in October 2006.  General and administrative expenses amounted to $1,125 (2007 - $2,227).  We also experienced a foreign exchange loss of $243 (2007 – gain of $2,161) as a result of gains realized on the settlement of debt and changes in the exchange rate affecting the transactions incurred in currencies other than the US$.  We incurred $9,066 (2007 - $9,913) in mineral property maintenance expenditures, and filing fees decreased to $6,915 (2007 - $7,430) as a result of the Company being less active during the year.

Sales and Marketing Expenses:  We have incurred no sales and marketing expense since the date of inception due to the fact that we are in the pre-exploration stage of our business.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into the commercial production of the Claim Groups.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claim Groups.

Net Loss

For the year ended July 31, 2008, we recorded an operating loss of $294,738, consisting of management fee - stock based compensation $244,750, filing fees of $6,915; interest of $768, general and administrative expenses of $1,125; professional fees of $29,696, mineral property maintenance expenditure of $9,066, investor relations of $2,175; travel of $ Nil and a gain on foreign exchange of $243.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At July 31, 2008, we had assets of $ Nil consisting of cash on hand and prepaid expenses.  Total stockholders’ deficit was $205,066 at July 31, 2008.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, finance through funds made available via loans, as well as debt financing.  We may consider issuing common stock to protect owners in situations where our project shows a significant upside potential due to any proven reserves.  As of July 31, 2008, we have received a total of $17,856 (Cdn. $18,000) (July 31 2007 - $16,880, (Cdn. $18,000) at various dates from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (5.25% as of July 31, 2008).  As of July 31, 2008, $5,251 (July 31, 2007: $4,028) of interest has been accrued.

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

At July 31, 2008 the president was owed $177,251 (2007 – $126,367.

Debt financing received at July 31, 2008 from shareholders secured by Promissory Notes together with accrued interest amounted to $22,837 (Cdn$23,374).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

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

Innovative Water Saving Irrigation Technology

In February 2007, the Company signed a letter of intent with Filiac Holdings S.A., a Luxembourg-based private company, to acquire a patent and intellectual property related to a water-saving irrigation system.  Upon satisfactory completion of due diligence, the Company will within 24 months of the agreement pay $2,500,000 in cash or issue shares of its common stock of equivalent value for each of the patent and intellectual property for a total value of $5,000,000. If completed, the acquisition of the patent and intellectual property would have allowed the Company to further develop a special container with a water reservoir and slow water distribution system for irrigation purposes.  This transaction was subject to the Company completing its due diligence, and Filiac’s entering into a commercial contract.  As at July 31, 2008, the Company had not made any payment pursuant to this agreement in either cash or common stock of the Company.  After continued delays and incomplete due diligence materials, the Company has determined not to proceed further with this transaction.

Investor Relations Service Contract

On November 9, 2006, the Company entered into an investor relations services contract commencing immediately.  The Company will pay a contractual fee of $1,500 per month plus expenses incurred over the term of the contract.  The contract can be cancelled by either party upon 30 days notice.  Effective November 1, 2007, this contract was cancelled.  During this fiscal year ended July 31, 2008 the Company paid $2,000 (2007 - $13,500) pursuant to the contract.

Item 7.       Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying balance sheets of Stellar Resources Ltd (an exploration stage company) as of July 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended July 31, 2008 and 2007 and the period from April 9, 1999 (inception) through July 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Stellar Resources Ltd as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007 and the period from April 9, 1999 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 10, 2008

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	JULY 31	JULY 31
	2008	2007

ASSETS

Current
Cash	$-	$159
Prepaid expenses	-	900

	$-	$1,059

LIABILITIES

Current
Bank indebtedness	$38	$-
Accounts payable and accrued liabilities	4,940	7,701
Notes payable (Note 4)	22,837	20,908
Due to related parties (Note 6)	177,251	126,367
	205,066	154,976
Going concern (Note 1) Subsequent events (Note 8)

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2007: 28,640,196 common shares)	28,640	28,640
Additional paid-in capital	914,166	914,166
Deferred stock compensation (Note 6)	(39,700)	(284,450)
Deficit accumulated during the exploration stage	(1,101,977)	(807,239)
Accumulated other comprehensive loss	(6,195)	(5,034)
	(205,066)	(153,917)

	$-	$1,059

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31		JULY 31,
	2008	2007	2008

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	6,915	7,430	31,939
Foreign exchange (gain) loss	243	(2,161)	13,946
General and administrative	1,125	2,227	20,412
Interest expense	768	1,634	15,404
Investor relations	2,175	15,314	17,489
Management fees - stock-based compensation (Note 6)	244,750	465,550	710,300
Professional fees	29,696	30,461	113,652
Resource property expenditures	9,066	9,913	150,114
Travel	-	941	941

Net Loss	$(294,738)	$(531,309)	$(1,101,977)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	27,372,316	27,372,316

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2008

						Deficit
						Accumulated
			Additional	Share	Deferred	During The
	Common stock		Paid-In	Subscriptions	Stock	Exploration
	Shares	Amount	Capital	Received	Compensation	Stage	Total

Issuance of common stock for cash at $0.001 per share –April 12, 1999	18,000,000	$18,000	$(15,000)	$-	$-	$-	$3,000

Net loss, April 9, 1999
(inception) to July 31, 1999	-	-	-	-	-	(2,090)	(2,090)

Balance, July 31, 1999	18,000,000	18,000	(15,000)	-	-	(2,090)	910

Net loss	-	-	-	-	-	(680)	(680)

Balance, July 31, 2000	18,000,000	18,000	(15,000)	-	-	(2,770)	230

Net loss	-	-	-	-	-	(180)	(180)

Balance, July 31, 2001	18,000,000	18,000	(15,000)	-	-	(2,950)	50

Subscriptions received	-	-	-	35,981	-	-	35,981

Net loss	-	-	-	-	-	(43,953)	(43,953)

Balance, July 31, 2002	18,000,000	$18,000	$(15,000)	$35,981	$-	$(46,903)	$(7,922)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2008

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

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2008

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2008

						Deficit
						Accumulated	Accumulated
			Additional	Share	Deferred	During The	Other
	Common stock		Paid-In	Subscriptions	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Received	Compensation	Stage	Loss	Total

Balance July 31, 2007	28,640,196	$28,640	$914,166	$-	$(284,450)	$(807,239)	$(5,034)	$(153,917)

Amortization of deferred compensation	-	-	-	-	244,750	-	-	244,750

Foreign currency translation adjustment	-	-	-	-	-	-	(1,161)	(1,161)

Net loss	-	-	-	-	-	(294,738)	-	(294,738)

Balance July 31, 2008	28,640,196	$28,640	$914,166	$-	$(39,700)	$(1,101,977)	$(6,195)	$(205,066)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2008	2007	2008
		(Note 9)	(Note 9)

Cash Flows from Operating Activities
Net loss	$(294,738)	$(531,309)	$(1,101,977)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	12,523	12,523
Stock-based compensation	244,750	465,550	710,300
Accrued interest	768	(13,162)	17,392
Changes in operating assets and liabilities:
Prepaid expenses	900	(900)	-
Accounts payable and accrued liabilities	(2,761)	409	4,940
Net cash used in operating activities	(51,081)	(66,889)	(356,822)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Advances from related parties	50,884	66,677	177,251
Net cash provided by financing activities	50,884	66,677	356,784

Decrease in Cash	(197)	(212)	(38)

Cash, Beginning	159	371	-

Cash, (Bank Indebtedness) Ending	$(38)	$159	$(38)

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$102,573	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

1.
NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage with its resource property activities.  Effective January 6, 2003, the Company changed its name from V.I.P.C. Com to Stellar Resources Ltd (the “Company”).  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

On October 20, 2006, the Company completed a 1 for 6 forward stock-split on the issued and outstanding common shares.  The authorized number of common shares remains at 200,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to retroactively reflect the forward stock split.

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject mineral property in Tanzania.  The subject property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.  (Note 8)

To date, the Company has not generated any revenues from operations and had a working capital deficit of $205,066 and an accumulated deficit of $1,101,977 at July 31, 2008.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance all corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b)
Cash and Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash and equivalents.  At July 31, 2008, the Company had no cash and equivalents.

c)
Mineral Property Costs

Pursuant to EITF 04-2, the Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of July 31, 2008, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

d)
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

e)
Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of bank indebtedness, accounts payable and accruals and notes payable approximate their fair values due to the short-term maturity of these instruments. The fair value of the amounts due to related parties is not determinable as they have no specific repayment terms.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)
Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 – “Reporting Comprehensive Income”.  SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components.

g)
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

h)
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

i)
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

j)
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes,” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on August 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)
Income Taxes (Continued)

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended July 31, 2008.

k)
Recent Accounting Pronouncement

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

3.
RESOURCE PROPERTY

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a former director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2007, the Company had satisfied these requirements and earned its 50% interest in all the mineral claims listed in the agreement. The Company decided not to pursue this property and has abandoned it during the fiscal year ended July 31, 2008.  All costs associated with this property have been fully impaired.

4.
NOTES PAYABLE

As of July 31, 2008 the Company had received a total of $17,586 (Cdn$18,000), (July 31, 2007 -$16,880, Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (7.25% as of July 31, 2008).  As at July 31, 2008 $5,251 (July 31, 2007 - $4,028) of accrued interest is payable.

On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.

During the year ended July 31, 2008, the Company recorded foreign exchange transaction losses of $1,161 (2007 - gain of $2,161) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

5.	CAPITAL STOCK The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

a)	Effective October 20, 2006, the Company completed a forward split of its shares of common stock at a ratio of a six (6) new shares, for each one (1) old share currently held.

b)
On October 3, 2006, pursuant to two separate share-for-debt agreements, the Company issued 1,230,876 post-split common shares in settlement of notes payable amounting to $89,006 and accrued interest of $13,567.  (See Note 4)

c)
On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President. (See Note 6)

As of July 31, 2007 and 2008 the Company has 28,640,196 common shares issued and outstanding.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

6.
RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, a director advanced funds to the Company totaling $50,884 (2007 - $66,677).  In addition during the year ended July 31, 2007 $59,690 owing to a former director was assigned to this director.  At July 31, 2008, an amount of $177,251 (2007 - $126,367) was owed to this director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 shares vest on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008.  The fair value of the restricted stock award amounted to $750,000 of which $262,500 was expensed on award and the remaining $487,500 is being amortized on a straight line basis over the vesting period.  Upon termination of employment between the Company and its president, any shares not previously vested will be forfeited and returned to the Company’s treasury.

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the award is recorded as a component of stockholders’ deficit until earned by the award holder. At such time, the appropriate amounts will be charged to operations.

Pursuant to this restricted stock award the Company recorded stock based compensation of $244,750 (2007 - $465,550), and the remaining unearned amount has been recorded as deferred stock compensation.

7.
INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.  The difference results from the following items:

	2008	2007

Net loss before income taxes	$(294,738)	$(531,309)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(100,200)	(180,645)
Unrecognized items for tax purposes	83,200	158,300
Increase in valuation allowance	17,000	22,345

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007

Net operating losses	$133,256	$116,256
Valuation allowance	(133,256)	(116,256)

Net deferred tax assets	$-	$-

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

7.
INCOME TAXES (Continued)

The Company has approximately $393,000 of net operating loss carry forwards which may be used to offset future taxable income that expire at various amounts between 2019 and 2027.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

The Company has not filed income tax returns since inception in the United States.  Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

8.
SUBSEQUENT EVENTS

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject mineral property in Tanzania.  The subject property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.

In order to acquire its full interest in the subject property the Company will advance to the operator $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to the operator in stages. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

9.	COMPARATIVE AMOUNTS Certain of the comparative amounts have been reclassified to conform with the presentation adopted for the current year.

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.     Controls and Procedures

Annual Evaluation – As of the date of this Annual Report (July 31, 2008), on Form 10-KSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), and our “internal controls and procedures for financing reporting” (“Internal Controls”).

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

Item 8A(T).     Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-KSB for the year ended July 31, 2008. Based upon that evaluation, the Principal, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management's Annual Report on Internal Control Over Financial Reporting
The financial statements, financial analyses and all other information included in this Annual Report on Form 10-KSB was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of July 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows:

We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual on an as needed consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.  Further, the Company has been advised by its independent auditors that it has not formed an audit committee which includes at least one person who meets the criteria of an audit committee financial expert as defined in Item 407(b)(5) of Regulation S-B.  The Company is in the process of evaluating this advice and will take appropriate action to ensure that the audit committee includes at least one financial expert with the meaning of Item 407(b)(5).

We lack an effective period-end financial statement closing process.  There is no formal guidance or checklist of procedures to facilitate the accounting period-end closing process.  Also, general ledger accounting reconciliations, other than cash accounts, are not formally performed or documented, and, in some cases supporting general ledger balances are not effectively maintained.  In addition, analytical reviews of financial and operational results are not consistently performed on a formal basis or documented.  Finally, there is no procedure currently in place for the reconciliation of the opening accounting period balance of general ledger accounts to the previous period closing balance to mitigate exposure related to the inadequate segregation of systems administration capabilities as described above.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.     Other Information

Report on Form 8-K was filed by the Issuer on November 7, 2007; July 7, 2008 and September 10, 2008.

PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Stellar:

Dates	Name	Age	Position

Oct. 4, 2006 to Present	Kathy Whyte	51	President, Chief Executive Officer, Chief Financial Officer

June 02 to Present	Michael Rezac	34	Secretary/Tres. and Director

Oct. 4, 2006 to Nov. 7, 2007	Dean Sellars	43	Director

Kathy Whyte

Ms. Whyte, our President, Chief Executive Officer, Chief Financial Officer and a director, has helped provide administrative and secretarial support since our formation in April 1999.  Ms. Whyte will hold office for a term of one year or until the next annual meeting of shareholders where she can sit for re-election, or until her successor has been duly elected and qualified or until her resignation or removal.  All officers hold their positions at the pleasure of the board.  At present, we have no employment contract in place with Ms. Whyte, however, Ms. Whyte anticipates spending a minimum of 20 hours per week of her time on our business.

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

Michael Rezac

Michael Rezac, a director, helped provide support since our formation in April 1999, and took his position as a director in June 2002.  Even though Mr. Rezac lacks the professional training or technical credentials in the exploration, development and operations of mines, he has been the “key” to most of our accomplishments to date, which is due to his efforts and ability to help raise the majority of our working capital.  He will serve as director until the next annual meeting of our shareholders where he can either sit for re-election or until his successor has been duly elected and qualified, or until his resignation or removal. At present, we have no employment contract in place with Mr. Rezac.  He anticipates spending no fewer than four hours per week of his time to help with the progression of our business.

Since 1998 till present, Mr. Rezac worked and continues to work, as a cabinet installer for Eric Sadie.  From October 2001 to present, Mr. Rezac became a director and officer of a privately held Canadian mineral exploration company, Diamant Resources Ltd.

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended July 31, 2008, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.      Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2008.

ANNUAL COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Award	Options/LTIP SAR payouts	All Other Comp.
			$	$	$	# Shares	$	$

K. Whyte	President	2007	Nil	Nil	Nil	6,000,000	Nil	Nil
	CEO/CFO	2006	Nil	Nil	Nil	Nil	Nil	Nil
	Sec./ Tres.	2005	Nil	Nil	Nil	Nil	Nil	Nil

M. Rezac	Past Sec.	2007	Nil	Nil	Nil	Nil	Nil	Nil
	Past Treasurer	2006	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil

A. Reid	Past Pres.	2007	Nil	Nil	Nil	Nil	Nil	Nil
	& CEO	2006	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Awards

The Company presently has no long-term incentive award program.  On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.  Stock-based compensation expenses recognized during the year ended July 30, 2008 totaled $244,750 (2007 - $465,550) and a remaining $39,700 has been recorded as deferred stock compensation in connection with this stock award.  The full amount of the restricted stock award agreement is subject to Ms. Whyte remaining in her capacity as a director of the Company for the term.

Fringe Benefits and Pre-requisites

The company presently provides no fringe benefits to Ms. Whyte.

As at July 31, 2008, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. The Board of Directors have recommended the adoption of a Restricted Option Award in an effort to attract, retain, and reward quality executives, employees, and other persons who provide services to the Company, which will enable such persons to acquire or increase interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareowners, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of share owner value.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2008, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Kathy Whyte President, Chief Executive Officer, Chief Financial Officer and Director 151 – 10090 – 152nd Street, #401 Surrey, B.C. V3R 8X8	6,000,000	20.95%

Common Stock	Michael Rezac Secretary/Treasurer and Director 201 - 454 West 12th Street Vancouver, British Columbia V6R 2T3	724,830	2.53%

Common Stock	All Officers and Directors as a Group that consists of three people	6,724,830	23.48%

The percent of class is based on 28,640,196 shares of common stock issued and outstanding as of September 25, 2008.

Description of Securities

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of September 25, 2008, there were 28,640,196 shares of our common stock issued and outstanding held by 33 stockholders of record.

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

Item 12.      Certain Relationships and Related Transactions, and Director Independence

During the year ended July 31, 2008, a director advanced funds to the Company totaling $50,884 (July 31, 2007: - $66,677).  In addition during the year ended July 31, 2007 $59,690 owing to a former director was assigned to this director.  At July 31, 2008, an amount of $177,251 (July 31, 2007: - $126,367) was owing to this director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

Pursuant to this restricted stock award the Company recorded stock based compensation of $244,750 (2007 - $465,550), and the remaining unearned amount has been recorded as deferred stock compensation.

SUBSEQUENT EVENTS

On September 9, 2008, the Company entered into a farm in agreement with Canafra Mineral Exploration Corp., (a Canadian Company), and Two Drums G & C Company Limited, (a Tanzanian Company), (entities known jointly as “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject property in Tanzania.  The subject property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district Mbeya Tanzania.  The operator of the property will be Canafra.

In order to acquire its full interest in the subject property the Company will advance to the operator $1,100,000 of working capital in phased payments and also issue 4,000,000 restricted common shares to the operator. Final clarification is being sough as regards the completion of the due diligence.

Item 13.      Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
10.1	Option Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officer
_________
(1)	Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

Item 14.      Principal Accountant Fees and Services

Dale Matheson Carr-Hilton LaBonte, LLP (“DMCHL”) has billed us aggregate accounting fees of approximately $18,700 for the year ended July 31, 2008.

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

The aggregate fees billed for professional services by DMCHL in 2008 and 2007 for services were:

Type of Fees	2008	2007

Audit fees	10,000	8,000

Audit-related fees	8,700	9,000

Tax Fees	NIL	NIL

All other fees	NIL	NIL

Totals

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the company paid DMCHL for professional services for the financial statements included in the audit of our financial reporting and the review of our quarterly financial statements included in our Form 1-QSB’s as well as for services that are normally provided by accounting firms in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR RESOURCES LTD.

By:     /s/ Kathy Whyte
           Kathy Whyte
           President, Chief Financial Officer and Director
           Date:  October 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Michael Rezac
           Michael Rezac
           Director
           Date:  October 29, 2008