Form 10-Q
period 2008-10-31
STELLAR RESOURCES LTD
filed 2008-12-19
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2008
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from July 31, 2008 to October 31, 2008

Commission file number 0-51400

Stellar Resources Ltd.
(Exact name of registrant as specified in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

375 N. Stephanie Street, Suite 1411, Las Vegas, Nevada, 89014-1411
(Address of principal executive offices)

(702) 547-4614
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act).     ☒  Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark  whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☒  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 17, 2008 is 28,640,196.

Part  I – FINANCIAL INFORMATION

Item 1.       Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	OCTOBER 31	JULY 31
	2008	2008
	(Unaudited)

ASSETS

Current
Prepaid expenses	$75	$-

	$75	$-

LIABILITIES

Current
Bank indebtedness	$40	$38
Accounts payable and accrued liabilities	8,920	4,940
Notes payable (Note 4)	19,532	22,837
Due to related parties (Note 6)	186,946	177,251
	215,438	205,066

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
28,640,196 common shares (July 31, 2008: 28,640,196 common shares)	28,640	28,640
Additional paid-in capital	914,166	914,166
Deferred stock compensation (Note 6)	-	(39,700)
Deficit accumulated during the exploration stage	(1,155,440)	(1,101,977)
Accumulated other comprehensive loss	(2,729)	(6,195)
	(215,363)	(205,066)

	$75	$-

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31		OCTOBER 31,
	2008	2007	2008

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	1,173	1,806	33,112
Foreign exchange loss	109	265	14,055
General and administrative	311	571	20,723
Interest expense	161	216	15,565
Investor relations	-	4,500	17,489
Management fees - stock-based compensation (Note 6)	39,700	60,400	750,000
Professional fees	12,009	16,857	125,661
Resource property expenditures	-	5,002	150,114
Travel	-	-	941

Net Loss	$(53,463)	$(89,617)	$(1,155,440)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,640,196	28,640,196

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31		OCTOBER 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(53,463)	$(89,617)	$(1,155,440)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	39,700	60,400	750,000
Accrued interest	161	216	17,553
Changes in operating assets and liabilities:
Prepaid expenses	(75)	900	(75)
Accounts payable and accrued liabilities	3,980	7,332	8,920
Net cash used in operating activities	(9,697)	(20,769)	(366,519)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	90,233
Proceeds from notes payable	-	-	89,300
Advances from related parties	9,695	20,592	186,946
Net cash provided by financing activities	9,695	20,592	366,479

Net Increase (Decrease) in Cash	(2)	(177)	(40)

Cash, Beginning	(38)	159	-

Cash, (Bank Indebtedness) Ending	$(40)	$(18)	$(40)

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canfara”), whereby the Company has the right to acquire a 50% net profit interest in the subject mineral property in Tanzania.  The subject property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.  (Note 3)

To date, the Company has not generated any revenues from operations and had a working capital deficit of $215,363 and an accumulated deficit of $1,155,440 at October 31, 2008.  The Company’s continuance of operations is contingent on raising additional working capital by the issuance of additional equity securities.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   The Company is currently negotiating with several parties to provide equity financing sufficient to finance all corporate operations and provide working capital for the next twelve months. The Company  has historically incurred losses, and there can be no assurance that it will be able to either (a) ever achieve a level of revenues adequate to generate sufficient cash flow from operations; and (b) obtain additional financing through future private placements, public offerings and/or bank financing necessary to support working capital requirements.  No assurance can be given that additional financing will be available or if available, will be on terms acceptable to the Company.  If adequate working capital is not available the Company will not be able to increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (‘SFAS”) No. 157, “Fair Value Measurements” became effective for the Company on August 1, 2008.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for the Companyon August 1, 2008.  SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

3.	RESOURCE PROPERTIES

a)	Fort St. John Region, British Columbia

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

b)	Chunya mining district of Mbeya Tanzania

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

The funding provisions are subject to the Company receiving the Mining and Prospecting Licenses for the subject property, which to date have not yet been received.

In order to acquire its full interest in the subject property the Company will advance to the operator $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to the operator in stages as described below. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

3.	RESOURCE PROPERTIES (Continued)

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and Prospecting Licenses
Within 30 days of execution of agreement	$60,000	-
Within 60 days of execution of agreement	80,000	-
Within 90 days of execution of agreement	80,000	-
Within 120 days of execution of agreement	80,000	-
Within 150 days of execution of agreement	80,000	-
	380,000	-

Phase II – Within 90 days of completion of Phase I including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or within a mutually agreed timeframe, including further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

4.	NOTES PAYABLE

As of October  31, 2008 the Company had received a total of $14,897 (Cdn$18,000), (July 31, 2008 -$17,586, Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (4.5% as of October 31, 2008).  As at October 31, 2008 $4,635 (July 31, 2008 - $5,251) of accrued interest is payable.

During the three months ended October 31, 2008, the Company recorded foreign exchange transaction gains of $3,466 (October 31, 2007: loss of $2,554) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

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

As of October 31, 2008 and July 31, 2008 the Company has 28,640,196 common shares issued and outstanding.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

During the three month period ended October 31, 2008, a director advanced funds to the Company totaling $9,695 (2007 - $20,592).  At October 31, 2008, an amount of $186,946 (July 31, 2008 - $177,251) was owed to this director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

Pursuant to this restricted stock award for the three month period ended October 31, 2008, the Company recorded stock based compensation of $39,700 (2007 - $60,400).  As at October 31, 2008 the deferred stock compensation has been fully expensed and $nil (July 31, 2008 - $39,700) remaining as the unearned amount has been recorded as deferred stock compensation.

7.	SUBSEQUENT EVENT

During December, 2008 the Company issued 801,924 common shares at a price of $0.01 per share for total proceeds of $8,192.

Item 2.       Management Discussion and Analysis or Plan of Operations

Our actual results could differ materially form those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”.  Please see the statements contained under the Section entitled “Forward-Looking Statements”.

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience, and (h) the benefits related to ownership of our common stock.  Forwarding-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and “Business” as well as in this Form 10-KSB generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally.  In light of these risks and uncertaintities, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected.

At October 31, 2008, we had a working capital deficit of $215,363 and an accumulated deficit during the exploration stage of $1,155,440 as of October 31, 2008.  From inception, April 9, 1999, we have expended $125,661 on legal and audit and accounting fees; $15,565 on interest; $150,114 on resource property expenses; $27,780 on consulting fees; $20,723 on office expense, $33,112 on filing fees, $17,489 on investor relations, $941 on travel and entertaining, and $750,000 on stock-based compensation.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of October 31, 2008, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

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

Results of Operations for the Three Months Ended October 31, 2008

We have not generated any revenues from operations since our incorporation on April 9, 1999 through October 31, 2008.  During the three month period ended October 31, 2008 we incurred non- cash management fees - stock based compensation of $39,700 (2007 - $60,400) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs decreased to $12,009 (2007 - $16,857) as a result of reduced legal fees as a monthly fee arrangement was terminated during the first quarter of fiscal 2008.  Investor relations costs decreased to $nil (2007 – $4,500) as a result of the suspension of the investor relations agreement during the prior year.  Interest expense of $161 (2007 - $216) based on a Canadian dollar denominated loan was reduced as a result of falling interest rates.  General and administrative expenses amounted to $311 (2007 - $571).  We also experienced a foreign exchange loss of $109 (2007 – $265) as a result of foreign exchange changes during the quarter which affected transaction not denominated in the US dollar.  We incurred $nil (2007 - $5,002) in mineral property maintenance expenditures as we no longer have an interest in any mineral properties, and filing fees were reduced to $1,173 (2007 - $1,806).

Sales and Marketing Expenses:  We have incurred no sales and marketing expense since the date of inception due to the fact that we are in the pre-exploration stage of our business.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral claims.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any properties, or if such resources are discovered, that we will enter into commercial production of any claims.

Net Loss

For the three month ended October 31, 2008, we recorded an operating loss of $53,463, consisting of management fee - stock based compensation $39,700, filing fees of $1,173; interest of $161, general and administrative expenses of $311 professional fees of $12,009, and a loss on foreign exchange of $109.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At October 31, 2008, we had assets of $75 consisting of prepaid expenses.  Total stockholders’ deficit was $215,363 at October 31, 2008.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, financing through funds made available via loans, as well as debt financing.  As of October 31, 2008, we have outstanding a total of $14,897 (Cdn. $18,000) (July 31, 2008 - $17,586 (Cdn. $18,000) from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (4.50% as of October 31, 2008).  As of October 31, 2008, $4,635 (July 31, 2008 $5,251) of interest has been accrued.

On October 3, 2006, pursuant to two separate shares-for-debt agreements, the company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

Under a Restricted Stock Award agreement dated October 3, 2006, the Company issued 6,000,000 shares of restricted stock to the succeeding President, Ms. Kathy Whyte. These shares have a vesting provision as follows; 2,100,000 shares vest immediately, 1,950,000 vest as of October 3, 2007 and the final 1,950,000 shares vest as of October 3, 2008. Upon termination of employment between the Company and Ms. Whyte, any stock not previously vested will be forfeited and returned to the Company’s treasury.  At October 31, 2008 all stock had vested.

At October 31, 2008 the president was owed $186,946 (July 31, 2008 – $177,251)

On October 20, 2006 the Company forward split its shares of common stock on a ratio of a six (6) new shares, for each one (1) old share currently held.

Part of the above loans were used to complete the final stages of our Phase One exploration program for truck rentals, meals, accommodation, communication, field supplies, maps, printing sample shipping, reports and project management, plus out of pocket expenses and the day to day costs associated with this filing. We intend to raise capital required to meet our daily needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.  If we fail to raise sufficient funds, our plans may change drastically.  Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable and we may have to delay exploration or cease our operations and liquidate our business.

Farm-In  Agreement with Canafra

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

The funding provisions are subject to the Company receiving the Mining and Prospecting Licenses for the subject property, which to date have not yet been received.

In order to acquire its full interest in the subject property the Company will advance to the operator $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to the operator in stages as described below. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and Prospecting Licenses
Within 30 days of execution of agreement	$60,000	-
Within 60 days of execution of agreement	80,000	-
Within 90 days of execution of agreement	80,000	-
Within 120 days of execution of agreement	80,000	-
Within 150 days of execution of agreement	80,000	-
	380,000	-

Phase II – Within 90 days of completion of Phase I including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II orwithin a mutually agreed timeframe, including further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

The Company is still awaiting formal licensing documentation from Canafra showing that the Mining and Prospecting Licenses  with the geographic coordinates are 100% owned by Canafra.  This delay is as a result that Canafra has experienced certain setbacks, due to the current economical conditions, and there can be no assurances that we will be able to obtain sufficient funding in order to complete our obligations under the agreement.

Investor Relations Service Contract

The Company has no current investor relations contracts.

Item 3.       Quantative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding required financial disclosures.  Because of inherent limitation, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended October 31, 2008 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 1A.    Risk Factors

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

Stock-based compensation expense recognized during the three months ended October 31, 2008 totaled $39,700 (three months ended October 31, 2007 - $60,400).  As at October 31, 2008 the

deferred stock compensation has been fully expensed and $nil (July 31, 2008 - $39,700) remaining as the unearned amount has been recorded as deferred stock compensation.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended October 31. 2008.

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

Dated:   December 19, 2008

STELLAR RESOURCES LTD.

By:	/s/ Kathy Whyte
Kathy Whyte
President, Director, CEO and CFO