Form 10-Q
period 2009-01-31
STELLAR RESOURCES LTD
filed 2009-03-19
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to __________

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

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March  18, 2008 is 29,441,490.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	JANUARY 31	JULY 31
	2009	2008
	(Unaudited)

ASSETS
Current
Prepaid expenses	$20	$-

	$20	$-

LIABILITIES
Current
Bank indebtedness	$9	$38
Accounts payable and accrued liabilities	4,995	4,940
Notes payable (Note 4)	19,329	22,837
Due to related parties (Note 6)	189,134	177,251
	213,467	205,066

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
29,441,490 common shares (July 31, 2008: 28,640,196 common shares)	29,441	28,640
Additional paid-in capital	921,378	914,166
Deferred stock compensation (Note 6)	-	(39,700)
Deficit accumulated during the exploration stage	(1,161,866)	(1,101,977)
Accumulated other comprehensive loss	(2,400)	(6,195)
	(213,447)	(205,066)

	$20	$-

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2009	2008	2009	2008	2009

Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	1,955	1,871	3,128	3,677	35,067
Foreign exchange (gain) loss	160	(133)	269	132	14,215
General and administrative	9	435	320	1,006	20,732
Interest expense	126	205	287	421	15,691
Investor relations	65	77	65	4,577	17,554
Resource property expenditures	-	-	-	5,002	150,114
Professional fees	4,111	3,160	16,120	20,017	129,772
Stock-based compensation	-	61,450	39,700	121,850	750,000
Travel and entertainment	-	-	-	-	941

Net Loss	$(6,426)	$(67,065)	$(59,889)	$(156,682)	$(1,161,866)

Basic and Diluted Net Loss Per Common Share	$-	$-	$-	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	29,014,714	28,640,196	28,827,455	28,640,196

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	SIX MONTHS ENDED		TO
	JANUARY 31		JANUARY 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(59,889)	$(156,682)	$(1,161,866)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	39,700	121,850	750,000
Accrued interest	287	421	17,679
Changes in operating assets and liabilities:
Prepaid expenses	(20)	900	(20)
Accounts payable and accrued liabilities	55	265	4,995
Net cash used in operating activities	(19,867)	(33,246)	(376,689)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	8,013	-	98,246
Proceeds from notes payable	-	-	89,300
Advances from related parties	11,883	31,608	189,134
Net cash provided by financing activities	19,896	31,608	376,680

Net Increase (Decrease) in Cash	29	(1,638)	(9)

Cash (Bank Indebtedness), Beginning	(38)	159	-

Cash (Bank Indebtedness), Ending	$(9)	$(1,479)	$(9)

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

2.	RESOURCE PROPERTIES

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
(Unaudited)

2.	RESOURCE PROPERTIES (Continued)

Chunya mining district of Mbeya Tanzania (Continued)

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and Prospecting Licenses
Within 30 days of execution of agreement	$60,000	-
Within 60 days of execution of agreement	80,000	-
Within 90 days of execution of agreement	80,000	-
Within 120 days of execution of agreement	80,000	-
Within 150 days of execution of agreement	80,000	-
	380,000	-
Phase II – Within 90 days of completion of Phase I
including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or
within a mutually agreed timeframe, including
further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

3.	NOTES PAYABLE

As of January 31, 2009 the Company had received a total of $14,632 (Cdn$18,000), (July 31, 2008 -$17,586, Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of January 31, 2009).  As at January 31, 2009 $4,697 (July 31, 2008 - $5,251) of accrued interest is payable.

During the six months ended January 31, 2009, the Company recorded foreign exchange transaction gains of $3,795 (January 31, 2008: loss of $1,635) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

4.	CAPITAL STOCK

On December 19, 2008, the Company issued 801,294 common shares at $0.01 for aggregate proceeds of $8,103.

As of January 31, 2009 the Company has 29,441,490 (July 31, 2008 - 28,640,196) common shares issued and outstanding.

5.	RELATED PARTY TRANSACTIONS

During the six month period ended January 31, 2009, a former director advanced funds to the Company totaling $11,883 (January 31, 2008 - $31,608).  At January 31, 2009, an amount of $189,134 (July 31, 2008 - $177,251) was owed to this former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

6.	SUBSEQUENT EVENT

Subsequent to the period end the Company commenced a non brokered private placement for the issuance of up to 1,619,160 common shares at $0.02.  Pursuant to this private placement the Company has received subscriptions for 1,619,160 common shares for aggregate proceeds of $32,383.

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

At January 31, 2008, we had a working capital deficit of $213,447 and an accumulated deficit during the exploration stage of $1,161,866 as of January 31, 2008.  From inception, April 9, 1999, we have expended $129,772 on legal and audit and accounting fees; $15,691 on interest; $150,114 on resource property expenses; $27,780 on consulting fees; $20,732 on office expense, $35,067 on filing fees, $17,554 on investor relations, $941 on travel and entertaining, and $750,000 on stock-based compensation.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of January 31, 2009, the Company does not hold any mineral properties and therefore there is no requirement for any asset retirement obligation provision.

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

On December 4, 2006 Michael Rezac resigned his respective position as Chief Financial Officer in the Company.  However, Mr. Rezac continues to maintain his current position as Secretary of the Company.  On January 12, 2009 Ms. Kathy Whyte resigned her position as President and Chief Financial Officer in the Company and Mr. Luigi Rispoli was appointed as President and Chief Financial Officer of the Company.

Results of Operations for the Three Months Ended January 31, 2009

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2009.  During the three month period ended January 31, 2009 we incurred non-cash management fees - stock based compensation of $nil (2008 - $61,450 as a result of the stock award granted to the president in October 2006).  Professional fees, comprising legal, accounting and audit costs increased to $4,111 (2008 - $3,160).  Investor relations costs decreased to $65 (2008 – $77).  Interest expense of $126 (2008 - $205) based on a Canadian dollar denominated loan was reduced as a result of falling interest rates.  General and administrative expenses amounted to $9 (2008 - $435).  We also experienced a foreign exchange loss of $160 (2008 – gain of $133) as a result of foreign exchange changes during the quarter which affected transaction not denominated in the US dollar, and filing fees increased to $1,955 (2008 - $1,871).

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

Net Loss

For the three month ended January 31, 2009, we recorded an operating loss of $6,426, consisting of management fee - stock based compensation $nil, filing fees of $1,955; interest of $126, general and administrative expenses of $9 professional fees of $4,111, investor relations of $65 and a loss on foreign exchange of $160.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At January 31, 2009, we had assets of $20 consisting of prepaid expenses.  Total stockholders’ deficit was $213,447 at January 31, 2009.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, financing through funds made available via loans, as well as debt financing.  As of January 31, 2009, we have  notes payable of $14,632 (Cdn. $18,000) (July 31, 2008 - $17,586 (Cdn. $18,000) from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (3.25% as of January 31, 2009).  As of January 31, 2009, $4,697 (July 31, 2008 $5,251) of interest has been accrued.

The Company issued on December 19, 2008, pursuant to a non-brokered private placement 801,294 of its common shares for aggregate proceeds of $8,103.

On October 3, 2006, pursuant to two separate shares-for-debt agreements, the company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

Under a Restricted Stock Award agreement dated October 3, 2006, the Company issued  6,000,000 shares of restricted stock to the President, Ms. Kathy Whyte, (resigned January 12, 2009).  These shares had a vesting provision as follows: 2,100,000 shares vest immediately, 1,950,000 vest as of October 3, 2007 and the final 1,950,000 shares vest as of October 3, 2008. Upon termination of employment between the Company and Ms. Whyte, any stock not previously vested will be forfeited and returned to the Company’s treasury.  At October 31, 2008 all 6,000,000 shares had vested.

At January 31, 2009 Ms. Kathy Whyte  was owed $189,134 (July 31, 2008 – $177,251).

On October 20, 2006 the Company forward split its shares of common stock on a ratio of a six (6) new shares, for each one (1) old share currently held.

As a result of the global economic crisis and potential impact on the price of our stock, our ability to raise capital required to meet our daily needs through sales of our securities in secondary offerings or private placements may be heavily impacted.  We have no agreements in place to do this at this time.  If we fail to raise sufficient funds, our plans may change drastically.  Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable and we may have to delay exploration or cease our operations and liquidate our business.

RESOURCE PROPERTIES

Fort St. John Region, British Columbia

By an agreement dated June 28, 2002 with Diamant Resources Ltd., (a company with a former director in common) the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn.$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by June 30, 2003 and must incur certain other property expenditures.  As of July 31, 2007, the Company decided not to pursue this property and has abandoned it during the fiscal  year ended July 31, 2008.  All costs associated with this property have been fully impared.

Chunya Mining District of Mbeya, Tanzania

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

The Company awaits formal licensing documentation from Canafra showing that the Mining and Prospecting Licenses  with the geographic coordinates are 100% owned by Canafra.  The delay is as a result of Canafra experiencing certain setbacks, due to the current economical conditions, and there can be no assurances that we will be able to obtain sufficient funding in order to complete our obligations under the agreement.

Investor Relations Service Contract

The Company has no current investor relations contracts.

Item 3.   Quantative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of January 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses, and that the scale of operations did not warrant a more elaborate system.  For a more complete description of issues hereto, please refer to Form 10KSB filed on October 29, 2008 for the year ended July 31, 2008.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and our chief financial officer to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective owing to weaknesses described in our internal control over financial reporting reported as at January 31, 2009 to provide reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Management believes that the material weaknesses set forth in items above did not have an affect on our financial results.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Stock-based compensation expense recognized during the three months ended January 31, 2009 totaled $nil (three months ended January 31, 2008 - $61,450).  As at January 31, 2009 the deferred stock compensation has been fully expensed and $nil (July 31, 2008 - $39,700) remaining as the unearned amount has been recorded as deferred stock compensation.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended January 31. 2009.

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

STELLAR RESOURCES LTD.

Dated: March 18, 2009	By:	/s/ Luigi Rispoli
Luigi Rispoli
President, and Chief Executive Officer