Form 10-Q
period 2009-04-30
STELLAR RESOURCES LTD
filed 2009-06-15
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2009

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

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

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 15, 2009 is 31,060,650.

i

Part  I – FINANCIAL INFORMATION

Item 1.   Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	APRIL 30,	JULY 31,
	2009	2008
	(Unaudited)

ASSETS

Current
Cash	$19,592	$-
Prepaid expenses	131	-

	$19,723	$-

LIABILITIES

Current
Bank indebtedness	$-	$38
Accounts payable and accrued liabilities	3,562	4,940
Notes payable (Note 3)	19,751	22,837
Due to related parties (Note 5)	185,793	177,251
	209,106	205,066

STOCKHOLDERS’ DEFICIT

Capital stock (Note 4)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
31,060,650 common shares (July 31, 2008: 28,640,196 common shares)	31,060	28,640
Additional paid-in capital	952,142	914,166
Deferred stock compensation	-	(39,700)
Deficit accumulated during the exploration stage	(1,169,851)	(1,101,977)
Accumulated other comprehensive loss	(2,734)	(6,195)
	(189,383)	(205,066)

	$19,723	$-

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,
	2009	2008	2009	2008	2009
Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	1,297	2,089	4,425	5,766	36,364
Foreign exchange loss	157	16	426	148	14,372
General and administrative	298	63	618	1,069	21,971
Interest expense	87	180	374	601	15,778
Investor relations	-	-	65	4,577	17,554
Resource property expenditures	-	-	-	5,002	150,114
Professional fees	4,511	5,223	20,631	25,240	134,283
Property examination costs	1,635	-	1,635	-	1,635
Stock-based compensation	-	61,450	39,700	183,300	750,000

Net Loss	$(7,985)	$(69,021)	$(67,874)	$(225,703)	$(1,169,851)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	30,387,516	28,640,196	29,336,046	28,640,196

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	NINE MONTHS ENDED		TO
	APRIL 30,		APRIL 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(67,874)	$(225,703)	$(1,169,851)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	39,700	183,300	750,000
Accrued interest	375	601	17,767
Changes in operating assets and liabilities:
Prepaid expenses	(131)	900	(131)
Accounts payable and accrued liabilities	(1,378)	3,752	3,562
Net cash used in operating activities	(29,308)	(37,150)	(386,130)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	40,396	-	130,629
Proceeds from notes payable	-	-	89,300
Advances from related parties	8,542	36,997	185,793
Net cash provided by financing activities	48,938	316,997	405,722

Net Increase (Decrease) in Cash	19,630	(153)	19,592

Cash (Bank Indebtedness), Beginning	(38)	159	-

Cash , Ending	$19,592	$6	$19,592

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Cash interest paid	$-	$-	$-
Cash income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

2.	RESOURCE PROPERTIES

Chunya mining district of Mbeya Tanzania

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% interest in the subject mineral property in Tanzania.  The subject property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.

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
APRIL 30, 2009
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

As of April 30, 2009 the Company had received a total of $14,875 (Cdn$18,000), (July 31, 2008 -$17,586, Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (2.50% as of April 30, 2009).  As at April 30, 2009 $4,876 (July 31, 2008 - $5,251) of accrued interest is payable.

During the nine months ended April 30, 2009, the Company recorded foreign exchange transaction gains of $3,461 (April 30, 2008: loss of $1,331) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

4.	CAPITAL STOCK

On December 19, 2008, the Company issued 801,294 common shares at $0.01 for aggregate proceeds of $8,103.

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 for aggregate proceeds of $32,383.

5.	RELATED PARTY TRANSACTIONS

During the nine month period ended April 30, 2009, a former director advanced funds to the Company totaling $8,542 (April 30, 2008 - $36,997).  At April 30, 2009, an amount of $185,793 (July 31, 2008 - $177,251) was owed to this former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

At April 30, 2009, we had a working capital deficit of $189,383 and an accumulated deficit during the exploration stage of $1,169,851.  From inception, April 9, 1999, we have expended $134,283 on legal and audit and accounting fees; $15,778 on interest; $150,114 on resource property expenses; $1,635 on property examination costs; $27,780 on consulting fees; $21,030 on office expense, $36,364 on filing fees, $17,554 on investor relations, $941 on travel and entertaining, and $750,000 on stock-based compensation.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of April 30, 2009, the Company does not hold any mineral properties and therefore there is no requirement for any asset retirement obligation provision.

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

On December 4, 2006 Michael Rezac resigned his respective position as Chief Financial Officer in the Company.  However, Mr. Rezac continues to maintain his current position as Secretary of the Company.  On April 12, 2009 Ms. Kathy Whyte resigned her position as President and Chief Financial Officer in the Company and Mr. Luigi Rispoli was appointed as President and Chief Financial Officer of the Company.  On May 8, 2008 Mr. Lee Balak was appointed Chief Executive Officer of the Company.

Results of Operations for the Three Months Ended April 30, 2009

We have not generated any revenues from operations since our incorporation on April 9, 1999 through April 30, 2009.  During the three month period ended April 30, 2009 we incurred non-cash management fees - stock based compensation of $nil (2008 - $61,450 as a result of the stock award granted to the president in October 2006).  Professional fees, comprising legal, accounting and audit costs decreased to $4511 (2008 - $5,223).  Interest expense of $87 (2008 - $180) based on a Canadian dollar denominated loan was reduced as a result of falling interest rates.  General and administrative expenses amounted to $298 (2008 - $63). Property examination costs of $1,635 (2008 - $nil) were incurred as a result of performing due diligence on potential mineral property acquisition.  We also experienced a foreign exchange loss of $157 (2008 – $16) as a result of foreign exchange changes during the quarter which affected transaction not denominated in the US dollar, and filing fees decreased to $1,297 (2008 - $2,089).

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

Net Loss

For the nine month ended April 30, 2009, we recorded an operating loss of $67,874, consisting of management fee - stock based compensation $nil, filing fees of $39,700; interest expense of $374, general and administrative expenses of $618 professional fees of $20,631, investor relations of $65,  property examination costs of $1,635 and a loss on foreign exchange of $426.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At April 30, 2009, we had assets of $19,723 consisting cash of $19,592 and prepaid expenses of $131  Total stockholders’ deficit was $189,383 at April 30, 2009.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, financing through funds made available via loans, as well as debt financing.  As of April 30, 2009, we have  notes payable of $14,875 (Cdn. $18,000) (July 31, 2008 - $17,586 (Cdn. $18,000) from unrelated third parties by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (2.50% as of April 30, 2009).  As of April 30, 2009, $4,876 (July 31, 2008 $5,251) of interest has been accrued.

The Company issued on March 9, 2009 pursuant to a non-brokered private placement 1,619,160 of its common shares for aggregate proceeds of $32,383.

The Company issued on December 19, 2008, pursuant to a non-brokered private placement 801,294 of its common shares for aggregate proceeds of $8,103.

On October 3, 2006, pursuant to two separate shares-for-debt agreements, the company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

Under a Restricted Stock Award agreement dated October 3, 2006, the Company issued  6,000,000 shares of restricted stock to the former president, Ms. Kathy Whyte, (resigned April 12, 2009).  These shares had a vesting provision as follows: 2,100,000 shares vest immediately, 1,950,000 vest as of October 3, 2007 and the final 1,950,000 shares vest as of October 3, 2009. Upon termination of employment between the Company and Ms. Whyte, any stock not previously vested would be forfeited and returned to the Company’s treasury.  At October 31, 2009 all 6,000,000 shares had vested.

At April 30, 2009 Ms. Kathy Whyte was owed $185,793 (July 31, 2008 – $177,251).

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

RESOURCE PROPERTIES

Fort St. John Region, British Columbia

By an agreement dated June 28, 2002 with Diamant Resources Ltd., (a company with a former director in common) the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn.$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by June 30, 2003 and must incur certain other property expenditures.  As of July 31, 2007, the Company decided not to pursue this property and has abandoned it during the fiscal  year ended July 31, 2009.  All costs associated with this property have been fully impared.

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

The Company awaits formal licensing documentation from Canafra showing that the Mining and Prospecting Licenses  with the geographic coordinates are 100% owned by Canafra.  The delay is as a result of Canafra experiencing certain setbacks, due to the current economic conditions, and there can be no assurances that we will be able to obtain sufficient funding in order to complete our obligations under the agreement.

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

As of April 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses, and that the scale of operations did not warrant a more elaborate system.  For a more complete description of issues hereto, please refer to Form 10KSB filed on October 29, 2008 for the year ended July 31, 2008.

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

As of April 30, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective owing to weaknesses described in our internal control over financial reporting reported as at April 30, 2009 to provide reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Management believes that the material weaknesses set forth in the items above did not have an affect on our financial results.

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

There has been no change in the Company’s internal control over financial reporting during fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 for aggregate proceeds of $32,383.

Stock-based compensation expense recognized during the three months ended April 30, 2009 totaled $nil (three months ended April 30, 2008 - $39,700).  As at April 30, 2009 the deferred stock compensation has been fully expensed and $nil (July 31, 2008 - $39,700) remaining as the unearned amount has been recorded as deferred stock compensation.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended April 30. 2009.

Item 5.   Other Information

Reports were filed by the Issuer January 15, 2009 and May 12, 2009 respectively.

Item 6.   Exhibits

31.1	Certification of Luigi Rispoli, Chief Financial Officer of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lee Balak Chief Executive Officer of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Luigi Rispoli, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lee Balak, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 15, 2009

STELLAR RESOURCES LTD.

	By:	/s/ Luigi Rispoli
Luigi Rispoli
President and Chief Financial Officer

	By:	/s/ Lee Balak
Lee Balak
Chief Executive Officer