Form 10-K
period 2009-07-31
STELLAR RESOURCES LTD
filed 2009-10-30
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number   0-51400

STELLAR RESOURCES LTD.
(Exact name of registrant as it appear in its charter)

NEVADA	98-0373867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 N. Stephanie Street, Suite 1411
Henderson, Nevada  89014-8909
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number including area code:  (702) 574-4614

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class	Name of each exchange on which registered
Common Stock (0.001 par value)	OTCBB

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes   ☒ No

Indicate by  a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 29, 2009 there were 31,060,650  issued and  outstanding.

DOCUMENTS INCORPORATED BY REFERENCE  - None

PART I

INTRODUCTORY NOTE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “seek,” “will,” “should,” “goal” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements speak only as of the date on which they are first made, which in the case of forward-looking statements made in this report is the date of this report. Sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.  In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report; in Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

• general economic and business conditions and industry trends;
• risks associated with the current global crisis and its impact on capital markets and liquidity;
• the continued strength of the drilling services or production services in the geographic areas where we operate;
• levels and volatility of mineral prices;
• the highly competitive nature of our business;
• the success or failure of our acquisition strategy, including our ability to finance acquisitions and manage growth;
• our future financial performance, including availability, terms and deployment of capital;
• the continued availability of qualified personnel; and
• changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all 1 the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.

We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. Also, please read the risk factors set forth in Item 1A—“Risk Factors.”

Item 1.     Overview of Business

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

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 for aggregate proceeds of $32,293.

RESOURCE PROPERTIES

Fort St. John Region, British Columbia

By an agreement dated June 28, 2002 with Diamant Resources Ltd., (a company with a former director in common) the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn.$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by June 30, 2003 and must incur certain other property expenditures.  The Company decided not to pursue this property and abandoned it during the fiscal year ended July 31, 2008.  All costs associated with this property have been fully impared.

Chunya mining district of Mbeya Tanzania

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject mineral property in Tanzania. The property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.

The funding provisions are subject to the Company receiving the Mining and Prospecting Licenses for the subject property, which to date have not yet been received.

In order to acquire its full interest in the property the Company will advance to the operator $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to the operator in stages as described below. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and
Prospecting Licenses
Within 30 days of receiving the Mining and Prospecting Licenses	$60,000	-
Within 60 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 90 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 120 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 150 days of receiving the Mining and Prospecting Licenses	80,000	-
	380,000	-
Phase II – Within 90 days of completion of Phase I
including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or
within a mutually agreed timeframe, including
further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

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

Texada Island British Columbia, Earn In Agreement

On June 15, 2009, the Company entered into a proposed Earn In Agreement with Zyrox Mining Company Ltd. (“Zyrox”), to further explore and develop Zyrox’s mineral tenures located on Texada Island, British Columbia.

Under the terms of the earn in Arrangement, Zyrox agreed to make available to the Company its 250 ton per day processing plant, historical exploration data, its bulk test permit to extract 10,000 tons, reclamation bond and intellectual property pertaining to the mineral tenures which comprise 104 mining claims totaling 3846 hectares.  Zyrox also granted the Company the exclusive right to acquire a 70% working interest in the property on or before June 15, 2010.

In order to acquire its 70% interest in the property the Company must provide $1,000,000 working capital in order to commission the production facility and commence bulk testing, explore and bulk test Zyrox’s portfolio of mining assets and commission a geological report that is 43-101 compliant.The Company has also agreed to pay Cdn$ 4,000 per month for the use of the processing plant during the life of the agreement.

As of July 31, 2009 the Company has incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $212,888 and an accumulated deficit of $1,190,833 at July 31, 2009.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

Item 1A.   Risk Factors

The information set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 the historical financial statements and related notes this report contains. While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business, financial condition or operating results.

Our acquisition strategy exposes us to various risks, including those relating to difficulties in identifying suitable acquisition opportunities and integrating businesses, assets and/or personnel, as well as difficulties in obtaining financing for our targeted acquisitions and the potential for increased leverage or debt service requirements

A key component of our business strategy is that, we have pursued and intend to continue to pursue acquisitions of complementary assets and businesses.

Our acquisition strategy in general and our recent acquisitions in particular, involve numerous inherent risks, including:

• unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of acquired businesses, including environmental liabilities;

• difficulties in integrating the operations and assets of the acquired business and the acquired personnel;

• limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business in order to comply with applicable periodic reporting requirements;

• potential losses of key employees and customers of the acquired businesses;

• risks of entering markets in which we have limited prior experience; and

• increases in our expenses and working capital requirements. The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties that may require a disproportionate amount of management attention and financial and other resources. Possible future acquisitions may be for purchase prices significantly higher than those we paid for previous acquisitions. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.

In addition, we may not have sufficient capital resources to complete additional acquisitions. Historically, we have funded the growth of our rig fleet through a combination of debt and equity financing. We may incur substantial additional indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing shareholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms.

Even if we have access to the necessary capital, we may be unable to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Fort St. John Region, British Columbia

By an agreement dated June 28, 2002 with Diamant Resources Ltd., (a company with a former director in common) the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by June 30, 2003 and must incur certain other property expenditures.  As of July 31, 2007, the Company decided not to pursue this property and has abandoned it during the fiscal year ended July 31, 2008.  All costs associated with this property have been fully impared.

Chunya Mining District of Mbeya, Tanzania

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject mineral property in Tanzania.  The property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.

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

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and
Prospecting Licenses
Within 30 days of receiving the Mining and Prospecting Licenses	$60,000	-
Within 60 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 90 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 120 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 150 days of receiving the Mining and Prospecting Licenses	80,000	-
	380,000	-
Phase II – Within 90 days of completion of Phase I
including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or
within a mutually agreed timeframe, including
further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

The Company awaits formal licensing documentation from Canafra showing that the Mining and Prospecting Licenses with the geographic coordinates are 100% owned by Canafra.  The delay is as a result of Canafra experiencing certain setbacks, due to the general economic and business industry trends and current economic conditions, there can be no assurances that we will be able to obtain sufficient funding in order to complete our obligations under the agreement.

Texada Island British Columbia, Earn In Agreement

On June 15, 2009, the Company entered into an Earn In Agreement with Zyrox Mining Company Ltd. (“Zyrox”), to further explore and develop Zyrox’s mineral tenures located on Texada Island, British Columbia.

Under the terms of the earn in Arrangement, Zyrox agreed to make available to the Company its 250 ton per day processing plant, historical exploration data, its bulk test permit to extract 10,000 tons, reclamation bond and intellectual property pertaining to the mineral tenures which comprise 104 mining claims totaling 3846 hectares.  Zyrox also granted the Company the exclusive right to acquire a 70% working interest in the property on or before June 15, 2010.

In order to acquire its 70% interest in the property the Company must provide $1,000,000 working capital in order to commission the production facility and commence bulk testing, explore and bulk test Zyrox’s portfolio of mining assets and commission a geological report that is 43-101 compliant.The Company has also agreed to pay Cdn$4,000 per month for the use of the processing plant during the life of the agreement.  Within 30 days of receipt of a third party evaluation of the mineral interests and pilot plant, the Company will negotiate the definitive terms to acquire a 70% working interest in the property.  To date this has not been completed.

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

PART II

Item 5.     Market for Registrants Common Equity, Related Shareholder Matters and Business Issuer Purchases of Equity Securities

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

Year – 2009	High	Low

First Quarter	$0.036	$0.010
Second Quarter	$0.025	$0.004
Third Quarter	$0.080	$0.020
Fourth Quarter	$0.215	$0.050

Year – 2008	High	Low

First Quarter	$0.14	$0.07
Second Quarter	$0.08	$0.06
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.36	$0.06

As of July 31, 2009, the closing price of our common stock as reported on the OTCBB was $0.07 and there were 31,060,650 shares of our common equity outstanding, held by 34 shareholders of record.  Of our common stock outstanding, 7,361,200 shares are held in brokerage accounts, and therefore we are unable to give an accurate statement as to the number of shareholders.

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

As of the date of this filing, persons who are affiliates hold 7,327,254 of the 31,060,650 common shares that may be sold pursuant to Rule 144.

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

Recent Sale of Unregistered Security

We have had no sale of unregistered security during the year ended July 31, 2009.

Repurchase of Securities

We did not repurchase any shares of our common stock during the year ended July 31, 2009.

Item 6.     Selected Financial Data

The following information derives from our audited financial statements.  You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying balance sheets of Stellar Resources Ltd (an exploration stage company) as of July 31, 2009 and  2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended July 31, 2009 and 2008 and the period from April 9, 1999 (inception) through July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Stellar Resources Ltd as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended July 31, 2009 and 2008 and the period from April 9, 1999 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 29, 2009

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	JULY 31	JULY 31
	2009	2008

ASSETS

Current
Cash	$1,193	$-

	$1,193	$-

LIABILITIES

Current
Bank indebtedness	$-	$38
Accounts payable and accrued liabilities	4,314	4,940
Notes payable (Note 4)	26,722	22,837
Due to related parties (Note 6)	183,045	177,251
	214,081	205,066

STOCKHOLDERS’ DEFICIT

Capital stock (Note 5)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
31,060,650 common shares (2008: 28,640,196 common shares)	31,060	28,640
Additional paid-in capital	952,142	914,166
Deferred stock compensation (Note 6)	-	(39,700)
Deficit accumulated during the exploration stage	(1,190,833)	(1,101,977)
Accumulated other comprehensive loss	(5,257)	(6,195)
	(212,888)	(205,066)

	$1,193	$-

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31		JULY 31,
	2009	2008	2009

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	6,975	6,915	38,914
Foreign exchange (gain) loss	(122)	243	13,824
General and administrative	841	1,125	21,253
Interest expense	458	768	15,862
Investor relations	500	2,175	17,989
Management fees - stock-based compensation (Note 6)	39,700	244,750	750,000
Professional fees	26,234	29,696	139,886
Resource property expenditures	-	9,066	150,114
Property examination costs (Note 3)	14,270	-	14,270
Travel	-	-	941

Net Loss	$(88,856)	$(294,738)	$(1,190,833)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	29,739,689	27,372,316

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2009

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2009

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

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2009

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2009

						Deficit
						Accumulated	Accumulated
			Additional	Share	Deferred	During The	Other
	Common stock		Paid-In	Subscriptions	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Received	Compensation	Stage	Loss	Total

Balance July 31, 2007	28,640,196	$28,640	$914,166	$-	$(284,450)	$(807,239)	$(5,034)	$(153,917)

Amortization of deferred compensation	-	-	-	-	244,750	-	-	244,750

Foreign currency translation adjustment	-	-	-	-	-	-	(1,161)	(1,161)

Net loss	-	-	-	-	-	(294,738)	-	(294,738)

Balance July 31, 2008	28,640,196	28,640	914,166	-	(39,700)	(1,101,977)	(6,195)	(205,066)

Issuance of common stock for cash at $0.01 per share – December 19, 2008	801,294	801	7,302	-	-	-	-	8,103

Issuance of common stock for cash at $0.02 per share – March 16, 2009	1,619,160	1,619	30,674	-	-	-	-	32,293

Amortization of deferred compensation	-	-	-	-	39,700	-	-	39,700

Foreign currency translation adjustment	-	-	-	-	-	-	938	938

Net loss	-	-	-	-	-	(88,856)	-	(88,856)

Balance July 31, 2009	31,060,650	$31,060	$952,142	$-	$-	$(1,190,833)	$(5,257)	$(212,888)

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(88,856)	$(294,738)	$(1,190,833)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	39,700	244,750	750,000
Accrued interest	458	768	17,850
Changes in operating assets and liabilities:
Prepaid expenses	-	900	-
Accounts payable and accrued liabilities	(626)	(2,761)	4,314
Net cash used in operating activities	(49,324)	(51,081)	(406,146)

Cash Flows from Financing Activities
Increase (decrease) in bank indebtedness	(38)	38	-
Proceeds from issuance of common stock	40,396	-	130,629
Proceeds from notes payable	4,365	-	93,665
Advances from related parties	5,794	50,884	183,045
Net cash provided by financing activities	50,517	50,922	407,339

Net Increase (Decrease) in Cash	1,193	(159)	1,193

Cash, Beginning	-	159	-

Cash, Ending	$1,193	$-	$1,193

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had a working capital deficit of $212,888 and an accumulated deficit of $1,190,833 at July 31, 2009.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance all corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using judgement.

a)	Exploration Stage Company

The Company is an exploration stage company.  The Company is devoting substantially all of its present efforts to establish a new business and has only recently commenced operations.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

b)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash and equivalents.  At July 31, 2009 and 2008, the Company had no cash equivalents.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Mineral Property Costs

The Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves and accordingly, the Company has expensed all mineral exploration costs.

The Company recognizes liabilities associated with retirement of longlived assets in the period the liability becomes determinable, with an offsetting increase in the carrying amount of the associated assets.  The increase in the carrying value of the associated asset is depreciated over the estimated useful life of the asset.  The liabilities are recorded at fair value and an accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value.  The fair value of the liabilities are measured using expected cash flows discounted at the Company’s adjusted risk free interest rate.

d)	Loss Per Share

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

The Company determines the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable  and notes payable approximate their fair values due to the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of the amounts due to related parties is not determinable as they have no specific repayment terms.

f)	Use of Estimates and Assumptions

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Foreign Currency Translation

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

h)	Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.  The Company has not granted any stock options since inception.

i)	Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements.  The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

j)	New Accounting Standards

Recently Adopted Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s results of operations and financial position.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	New Accounting Standards (Continued)

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The adoption of Statement 167 will have no effect on the financial position orresults of operations of the Company.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the first quarter of fiscal year 2010.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard will have no effect on the financial position or results of operations of the Company.

3.	RESOURCE PROPERTIES

Texada Island, British Columbia, Proposed Earn In Agreement

On June 15, 2009, the Company entered into an Earn In Agreement with Zyrox Mining Company Ltd. (“Zyrox”), to further explore and develop Zyrox’s mineral tenures located on Texada Island, British Columbia.  Under the terms of the Earn In Agreement, Zyrox agreed to make available to the Company its 250 ton per day processing plant, historical exploration data, its bulk test permit to extract 10,000 tons, reclamation bond and intellectual property pertaining to the mineral tenures which comprise 104 mining claims totaling 3,846 hectares.  Zyrox also granted the Company the exclusive right to acquire a 70% working interest in the property on or before June 15, 2010.

In order to acquire its 70% interest in the property the Company must provide Cdn$1,000,000 working capital in order to commission the production facility and commence bulk testing, explore and bulk test Zyrox’s portfolio of mining assets and commission a geological report.  The Company has also agreed to pay Cdn$4,000 per month for the use of the processing plant during the life of the agreement.  Within 30 days of receipt of a third party evaluation of the mineral interests and pilot plant, the Company will negotiate the definitive terms to acquire a 70% working interest in the property.

As of July 31, 2009 the Company has incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

3.	RESOURCE PROPERTIES (Continued)

Chunya Mining District of Mbeya Tanzania, Earn-in Agreement

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% interest in a mineral property in Tanzania.  The property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.

The funding provisions and share issuance are subject to the Company receiving the Mining and Prospecting Licenses for the property, which to date have not yet been received.

In order to acquire its full interest in the property the Company will advance to the operator $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to Canafra in stages as described below. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and
Prospecting Licenses
Within 30 days of receiving the Mining and Prospecting Licenses	$60,000	-
Within 60 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 90 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 120 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 150 days of receiving the Mining and Prospecting Licenses	80,000	-
	380,000	-
Phase II – Within 90 days of completion of Phase I
including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or
within a mutually agreed timeframe, including
further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

Fort St John Region of British Columbia, Canada

By an agreement dated June 28, 2002 with Diamant Resources Ltd., a company with a former director in common, the Company acquired an option to acquire a 50% interest in certain mineral claims located in the Fort St. John region of British Columbia, Canada.  In order to earn a 50% interest, the Company was required to pay $3,298 (Cdn$5,000) by June 30, 2002, $3,619 (Cdn$5,000) by July 30, 2003, and must incur certain other property expenditures.  As of July 31, 2007, the Company had satisfied these requirements and earned its 50% interest in all the mineral claims listed in the agreement.  The Company decided not to pursue this property and abandoned it during the fiscal year ended July 31, 2008.  All costs associated with this property have been fully impaired in the year ended July 31, 2008.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

4.	NOTES PAYABLE

As of July 31, 2009 the Company had received a total of $17,178 (Cdn$23,000), (2008 -$12,813 Cdn$18,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (2.50% as of July 31, 2009).  As at July 31, 2009 $21,181 (2008: $17,586) was due on these notes, and $5,541 (2008 - $5,251) of accrued interest is payable.

During the year ended July 31, 2009, the Company recorded foreign exchange transaction gains of $938 (2008 – loss of $1,161) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

5.	CAPITAL STOCK

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

On December 19, 2008, the Company issued 801,294 common shares at $0.01 per share for aggregate proceeds of $8,103.

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 per share for aggregate proceeds of $32,293.

As of July 31, 2009 and 2008 the Company has no outstanding stock options or warrants.

6.	RELATED PARTY TRANSACTIONS

During the year the newly appointed Company President was owed $689 (2008:- $nil) in relation to expenses incurred on behalf of the Company.

As at July 31, 2009 $182,356 (2008 - $177,251) was owed to the former Company President.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of common stock with a fair value of $750,000 to the former Company President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 shares vest on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008.  The fair value of the restricted stock award amounted to $750,000 which was being charged to operations over the vesting period.  The stock award was accounted for as deferred compensation whereby the fair value of the award was recorded as a component of stockholders’ deficit until vested.  Pursuant to this stock award the Company recorded stock based compensation of $39,700 (2008:- $244,750) in fiscal 2009.  The award was fully vested as of October 3, 2008.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008

7.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.  The difference results from the following items:

	2008	2008
Net loss before income taxes	$(88,856)	$(294,738)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(30,200)	(100,200)
Unrecognized items for tax purposes	13,500	83,200
Increase in valuation allowance	16,700	17,000

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008

Net operating losses	$149,956	$133,256
Valuation allowance	(149,956)	(133,256)

Net deferred tax assets	$-	$-

The Company has approximately $442,000 of net operating loss carry forwards which may be used to offset future taxable income that expire between 2019 and 2028.

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

Subsequent to July 31, 2009 the Company received loans of C$17,000 from a shareholder, which currently have no specified terms of repayment, are unsecured and bear no interest.  The Company will be negotiating terms to these loans.

The Company evaluated subsequent events through the financial statements filing date of October 29, 2009.

Item 7.     Management’s Discussion and Analysis Of Financial Condition and Results of Operation

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or could also have material adverse effect on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report.

From inception on April 9, 1999, we have expended $139,886 on legal, audit and accounting fees; $15,862 on interest; $150,114 on resource property expenses; $14,270 on property examination costs; $27,780 on consulting fees; $21,253 on office expenses, $38,914 on filing fees, $17,989 on investor relations, $941 on travel, and $750,000 on management fees - stock-based compensation.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of July 31 2009, the Company does not have any asset retirement obligation.

We currently do not know of any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

21. On December 4, 2006 Michael Rezac resigned his respective position as Chief Financial Officer in the Company.  However, Mr. Rezac continues to maintain his current position as Secretary of the Company.  On January 12, 2009 Ms. Kathy Whyte resigned her position as President and Chief Financial Officer in the Company and Mr. Luigi Rispoli was appointed as President and Chief Financial Officer of the Company.  On May 8, 2008 Mr. Lee Balak was appointed Chief Executive Officer of the Company.

Comparison of Twelve Months Ended July 31, 2009 and 2008

We have not generated any revenues from operations since our incorporation on April 9, 1999 through July 31, 2009.  During the year ended July 31, 2009 we incurred management fees - stock based compensation of $39,700 (2008 - $244,750) as a result of the vesting of stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs decreased to $26,234 (2008 - $29,696) as a result of a decrease in accounting activity and fees.  Investor relations costs decreased to $500 (2008 - $2175) as a result of ceasing the investor relations activities in November 2007.  Interest expenses reduced to $458 (2008 - $768) due to the reduction in interest rates throughout the period from 7.25% to 2.5%.  General and administrative expenses amounted to $841 (2008 - $1,125).  We also experienced a foreign exchange gain of $122 (2008 – loss of $243) as a result of the US dollar in general strengthening throughout the year.  We incurred $nil (2008 - $9,066) in resource property maintenance expenditures.  Property examination costs increased to $14,270 (2008 - $nil) as a result of preliminary due diligence on the Texada Property and rent payments for the ore processing plant. Filing fees increased slightly to $6,975 (2008 - $6,915).

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

Net Loss

For the year ended July 31, 2009, we recorded an operating loss of $88,856, consisting of management fee - stock based compensation $39,700, filing fees of $6,975; interest expense of $458, general and administrative expenses of $841; professional fees of $26,234, resource property maintenance expenditure of $nil, property examination costs of $14,270 investor relations of $500 and a gain on foreign exchange of $122.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Comparison of Fourth Quarter Ended July 31, 2009 and 2008

During the three month period ended July 31, 2009 we incurred management fees - stock based compensation of $nil (2008 - $61,450) as a result of the stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs increased to $5,603 (2008 - $4,456) as a result of a decrease in legal fees.  Investor relations costs increased to $435 (2008 credit of - $2,402) due to the Company receiving a credit in 2008 as a result of ceasing the investor relations activities in November 2007.  Interest expenses reduced to $84 (2008 - $167) due to the reduction in interest rates throughout the period from 7.25% to 2.5%.  General and administrative expenses amounted to $223 (2008 - $56).  We also experienced a foreign exchange gain of $548 (2008 – loss of $95) as a result of the US dollar in general strengthening throughout the year.  We incurred $nil (2008 - $4,064) in resource property maintenance expenditures.  Property examination costs increased to $12,635 (2008 - $nil) as a result of preliminary due diligence on the Texada Property and rent payments for the ore processing plant. Filing fees increased slightly to $2,550 (2008 - $1,149).

Liquidity and Further Capital Resources

At July 31, 2009, we had assets of $1,193 consisting of cash on hand.  Total stockholders’ deficit was $212,888 at July 31, 2009.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company has relied for cash on hand upon sources internally generated from management, finance through funds made available via loans, as well as debt financing.  We may consider issuing common stock to protect owners in situations where our project shows a significant upside potential due to any proven reserves.  As of July 31, 2009, we have received a total of $17,178 (Cdn$23,000) (July 31 2008 - $12,813, (Cdn$18,000) at various dates from unrelated third parties and a shareholder by way of demand promissory notes bearing interest at Bank of Canada prime rate plus 2% (2.5% as of July 31, 2009).  As of July 31, 2009, $4,283 (July 31, 2008: $3,826) of interest has been accrued.

On October 3, 2006, pursuant to two separate shares-for-debt agreements, the company issued 1,230,876 common shares in settlement of notes payable totaling $89,006 of principle and accrued interest of $13,567.

On December 19, 2008, the Company issued 801,294 common shares at $0.01 for aggregate proceeds of $8,103.

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 for aggregate proceeds of $32,293.

Under a Restricted Stock Award agreement dated October 3, 2006, the Company issued 6,000,000 shares of restricted stock to the former President, Ms. Kathy Whyte. These shares had a vesting provision as follows; 2,100,000 shares vest immediately, 1,950,000 vest as of October 3, 2007 and the final 1,950,000 shares vest as of October 3, 2008.

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

At July 31, 2009 the president was owed $689 (2008 - $nil) and the former president was owed $182,356 (2008 – $177,251).

Debt financing received at July 31, 2009 from unrelated third parites and a shareholder secured by Promissory Notes together with accrued interest amounted to $26,722 (Cdn$29,016).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  Part of the loans were used to complete the Company’s day to day costs associated with its business, plus out of pocket expenses and the day to day costs associated with this filing.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Investor Relations Service Contract

The Company currently has no investor relations contract.

Item 7A.   Quantative and Qualitive Disclosures About Market Risk

Not applicable

Item 8.     Financial Statements and Supplementary Data

The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13 or 15d under the Securities Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-K for the year ended July 31, 2009. Based upon that evaluation, the

Principal, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management's Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of July 31, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Report on Form 8-K was filed by the Issuer January 15, 2009, May 12, 2009 and June 19, 2009 respectively.

PART III

Item  10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each director and executive officer of Stellar:

Dates	Name	Age	Position

Apr. 12, 09 to	Luigi Rispoli	52	President,
Present			Chief Financial Officer

May 8, 09	Lee Balak	52	Chief Executive
Present			Officer and Director

June 02 to	Michael Rezac	35	Secretary and Director
Present

Oct. 4, 06 to	Kathy Whyte	53	Resigned former President, Chief
January 12, 09			Executive Officer and Chief Financial Officer

Luigi Rispoli

Mr. Rispoli, our President and Chief Financial Officer, director, and an exceptional investor, has provided loyal support to the Issuer for quite a number of years.  Mr. Rispoli has shown great dedication and has stepped up further being very instrumental with his direct  and key decisions being made to improve the future of the Issuer.

Lee Balak

As a businessman, Mr. Balak brings to the Issuer over 30 years experience within the public markets sector. Throughout his career, Mr. Balak has worked in various capacities from founder to CEO.  Mr. Balak has specialized experience on projects located within Asia, Africa and Central and South America, and has had great success in dealing with the governments in those areas.

Mr. Balak has been involved with companies through their permitting process and in the commissioning of production with various facilities in the precious metals sector.

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

Kathy Whyte

Ms. Whyte, resigned her positions of President, Chief Executive Officer, Chief Financial Officer and a director on January 12, 2009.

Ms. Whyte helped administer the Company from inception as a self-employed Corporate Administrator.  From 1998 to the present, she has been self-employed and works in the corporate administrative field for various entities.  Through the earlier part of her career, her education streaming both from England and Canada from 1977 to 1996, she has worked as a legal secretary for various legal related firms: Pattinson & Brewer in London, England; Cowan, Lipson & Rumney, London, England; Tupper & Adams in Canada; Legal Freelance Centre in Canada; Ferguson Gifford in Canada; Jones McCloy Peterson in Canada.

Item 11.     Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2009.

ANNUAL COMPENSATION
Name	Title	Year	Salary $	Bonus $	Other Annual Comp. $	Restricted Stock Award # Shares	Options/LTIP SAR payouts $	All Other Comp. $

Luigi Rispoli	President /CFO	2009	Nil	Nil	Nil	Nil	Nil	Nil

Lee Balak	CEO	2009	Nil	Nil	Nil	Nil	Nil	Nil

K Whyte	Past President	2009	Nil	Nil	Nil	Nil	Nil	Nil
	CEO/CFO	2008	Nil	Nil	Nil	Nil	Nil	Nil
	Sec./ Tres.	2007	Nil	Nil	Nil	6,000,000	Nil	Nil

M Rezac	Past Sec.	2007	Nil	Nil	Nil	Nil	Nil	Nil
	Past Treasurer	2006	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil

A Reid	Past Pres.
	& CE0	2007	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Awards

The Company presently has no long-term incentive award program.  On October 3, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company’s President.  Stock-based compensation expenses recognized during the year ended July 30, 2009 totaled $39,700 (2008 - $244,750

Fringe Benefits and Pre-requisites

The company presently provides no fringe benefits to any Director.

As at July 31, 2009, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. The Board of Directors have recommended the adoption of a Restricted Option Award in an effort to attract, retain, and reward quality executives, employees, and other persons who provide services to the Company, which will enable such persons to acquire or increase interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareowners, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of share owner value.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of July 31, 2009, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common Stock	Luigi Rispoli	1,479,624	4.76%
	Chief Financial Officer and Director
	322 – 411 East Hastings Street
	Burnaby, BC. V5T 6T7

Common Stock	Michael Rezac	724,830	2.33%
	Secretary/Treasurer and Director
	201 - 454 West 12th Street
	Vancouver, BC V6R 2T3

Common Stock	Lee Balak
	Chief Executive Officer	nil	0.00%
	15 Oceanview Road
	Lions Bay, BC V0N 2E0

Common Stock	Kathy Whyte	6,000,000	9.83%
	Former Chief Executive Officer
	151 – 10090 – 152nd Street, #401
	Surrey, B.C. V3R 8X8

Common Stock	All Officers and Directors as a Group Consists of 4 People	8,204,454	26.41%

The percent of class is based on 31,060,050 shares of common stock issued and outstanding as of July 31, 2009.

Description of Securities

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of July 31, 2009, there were 31,060,050 shares of our common stock issued and outstanding held by 34 stockholders of record.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

During the year ended July 31, 2009, a director incurred expenses on behalf of the Company totaling $689 (July 31, 2008; - $nil).  At July 31, 2009, $689 (July 31, 2008; - $nil) was owing to this director.

During the year ended July 31, 2009 the former President advanced funds to the Company totaling $5,105 (July 31, 2008: - $50,884).  At July 31, 2009, an amount of $182,356 (July 31, 2008: - $177,251) was owing to this former director.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

Pursuant to this restricted stock award the Company recorded stock based compensation of $39,700 (2008 - $244,750), and the remaining unearned amount has been recorded as management fees stock based compensation.

Subsequent Events

None.

Item 14.     Principal Accountant Fees and Services

Dale Matheson Carr-Hilton LaBonte, LLP (“DMCHL”) has billed us aggregate audit and audit related fees of approximately $17,800 for the year ended July 31, 2009.

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

The aggregate fees billed for professional services by DMCHL in 2009 and 2008 for services were:

Type of Fees	2009	2008

Audit fees	$10,000	$10,000
Audit related fees	7,800	8,700
Tax fees	-	-
All other fees	-	-

Total	$17,800	$18,700

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the company paid DMCHL for professional services for the financial statements included in the audit of our financial reporting and the review of our quarterly financial statements included in our Form 10K’s as well as for services that are normally provided by accounting firms in connection with statutory and regulatory filings or engagements.

Item 15.     Exhibits and Financial Statement Schedule

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
10.1	Option Agreement(1)
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officer
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Officer

(1)	Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR RESOURCES LTD.

By:          /s/ Luigi Rispoli
Luigi Rispoli,
President and Chief Financial Officer
Date:   October 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Luigi Rispoli
Luigi Rispoli,
President, Chief Financial Officer and Director
Date:  October 29, 2009

By:          /s/ Lee Balak
Lee Balak, Chief executive Officer and Director
Date:  October 29, 2009

By:          /s/ Michael Rezac
Michael Rezac,  Secretary and Director
Date:  October 29, 2009