Form 10-Q
period 2009-10-31
STELLAR RESOURCES LTD
filed 2009-12-21
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

or

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
☒ Yes     ☐ No

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☒ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 18, 2009 is 31,060,650.

Part  I – FINANCIAL INFORMATION

Item 1.   Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2009
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	OCTOBER 31	JULY 31
	2009	2009
	(Unaudited)

ASSETS

Current
Cash	$917	$1,193

	$917	$1,193

LIABILITIES

Current
Accounts payable and accrued liabilities	13,243	4,314
Advances payable (Note 4)	13,060	-
Notes payable (Note 5)	27,200	26,722
Due to related parties (Note 7)	181,025	183,045
	234,528	214,081

STOCKHOLDERS’ DEFICIT

Capital stock (Note 6)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
31,060,650 common shares (July 31, 2009: 31,060,650 common shares)	31,060	31,060
Additional paid-in capital	952,142	952,142
Deficit accumulated during the exploration stage	(1,211,185)	(1,190,833)
Accumulated other comprehensive loss	(5,628)	(5,257)
	(233,610)	(212,888)

	$917	$1,193

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31		OCTOBER 31,
	2009	2008	2009

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	2,051	1,173	40,965
Foreign exchange loss	208	109	14,032
General and administrative	251	311	21,504
Interest expense	107	161	15,969
Investor relations	-	-	17,989
Management fees - stock-based compensation (Note 7)	-	39,700	750,000
Professional fees	16,630	12,009	156,516
Resource property expenditures	-	-	150,114
Property examination costs	1,105	-	15,375
Travel	-	-	941

Net Loss	$(20,352)	$(53,463)	$(1,211,185)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	31,060,650	28,640,196

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31		OCTOBER 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(20,352)	$(53,463)	$(1,211,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	-	39,700	750,000
Accrued interest	107	161	17,957
Changes in operating assets and liabilities:
Prepaid expenses	-	(75)	-
Accounts payable and accrued liabilities	8,929	3,980	13,243
Net cash used in operating activities	(11,316)	(9,697)	(417,462)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	130,629
Proceeds from notes payable	-	-	93,665
Advances payable	13,060	-	13,060
Advances from related parties	(2,020)	9,695	181,025
Net cash provided by financing activities	11,040	9,695	418,379

Net Increase (Decrease) in Cash	(276)	(2)	917

Cash, Beginning	1,193	(38)	-

Cash, (Bank Indebtedness) Ending	$917	$(40)	$917

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.  To date, the Company has not generated any revenues from operations and had a working capital deficit of $233,611 and an accumulated deficit of $1,211,185 at October 31, 2009.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance all corporate operations and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification
The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”).  The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Adopted Accounting Pronouncements
Effective August 1, 2009, the Company adopted ASC 855, Subsequent Events (formerly FAS No. 165 “Subsequent Events”).  ASC 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material impact on the Company’s results of operations and financial position.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

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

As of July 31, 2009 the Company has incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.  During the three month period ended October 31, 2009 the Company incurred $1,105 pursuant to the agreement.

On November 10, 2009, the Company terminated the Earn In Agreement with Zyrox.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

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

The funding provisions and share issuance are subject to the Company receiving the Mining and Prospecting Licenses for the property, which to date have not been received.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

4.	ADVANCES PAYABLE

The Company received advances of $13,060 (Cdn$14,000) (July 31, 2009 - $nil) from a shareholder. The advances have no specified terms of repayment, are unsecured and bear no interest.

5.	NOTES PAYABLE

As of October  31, 2009 the Company had received a total of $21,454 (Cdn$23,000), (July 31, 2009 - $21,181, Cdn$23,000) from unrelated third parties by way of demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (2.5% as of October 31, 2009).  As at October 31, 2009 $5,746 (July 31, 2009 - $5,541) of accrued interest is payable.

During the three months ended October 31, 2009, the Company recorded a foreign exchange transaction loss of $371 (October 31, 2008: gain of $3,466) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

6.	CAPITAL STOCK

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

On December 19, 2008, the Company issued 801,294 common shares at $0.01 per share for aggregate proceeds of $8,103.

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 per share for aggregate proceeds of $32,293.

As of October 31, 2009 and July 31, 2009, the Company has 31,060,650 common shares issued and outstanding.

As of October 31, 2009 and July 31, 2009, the Company has no outstanding stock options or warrants.

7.	RELATED PARTY TRANSACTIONS

As at October 31, 2009, the Company’s President was owed $951 (July 31, 2009 - $689), in relation to expenses incurred on behalf of the Company.

As at October 31, 2009 $180,074 (July 31, 2009 – $182,356) was owed to the former President.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

8.	SUBSEQUENT EVENT

Subsequent to October 31, 2009, the Company received advances of Cdn$13,000 from a shareholder.  These advances have no specified terms of repayment, are unsecured and bear no interest.

The Company evaluated subsequent events through the financial statements filing date of December 18, 2009.

Item 2.   Management Discussion and Analysis or Plan of Operations

Our actual results could differ materially form those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”.  Please see the statements contained under the Section entitled “Forward-Looking Statements”.

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience, and (h) the benefits related to ownership of our common stock.  Forwarding-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and “Business” as well as in this Form 10-K generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected.

OVERVIEW

Since our formation on April 9, 1999, we have been in the pre-exploration stage and are not operators of any mines nor are we engaged in any mineral production or sales activities.  We have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily engaged in the acquisition and exploration of resource properties.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of October 31, 2009, the Company, based on the stage of development, has determined that it is not necessary to make a provision for any asset retirement obligation.

We currently do not know of any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

Results of Operations for the Three Months Ended October 31, 2009

We have not generated any revenues from operations since our incorporation on April 9, 1999 through October 31, 2009.  During the three month period ended October 31, 2009 we incurred non-cash management fees - stock based compensation of $nil (2008- $39,700 as a result of the stock award granted to the president in October 2006).  Professional fees, comprising legal, accounting and audit costs increased to $16,630 (2008 - $12,009).  Interest expense of $107 (2008 - $161) based on a Canadian dollar denominated loan was reduced as a result of falling interest rates.  General and administrative expenses amounted to $251 (2008 - $311). Property examination costs of $1,105 (2008 - $nil) were incurred as a result of incurring plant rental pursuant to the Texada Earn in Agreement.  We also experienced a foreign exchange loss of $208 (2008 – $109) as a result of foreign exchange changes during the quarter which affected transaction not denominated in the US dollar, and filing fees increased to $2,051 (2008 - $1,173).

Sales and Marketing Expenses:  We have incurred no sales and marketing expense since the date of inception due to the fact that we are in the pre-exploration stage of our business.

Our activities have been financed from advances from shareholders, related or third party subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral claims.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any properties, or if such resources are discovered, that we will enter into commercial production of any claims.

Net Loss

For the three month period October 31, 2009, we recorded an operating loss of $20,352, consisting of filing fees of $2,051; interest expense of $107; general and administrative expenses of $251; professional fees of $16,630; property examination costs of $1,105 and a loss on foreign exchange of $208.  There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At October 31, 2009, we had assets of $917 consisting of cash.  Total stockholders’ deficit was $233,610 at October 31, 2009.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

As of October 31, 2009, we have advances payable of $13,060 (July 31, 2009 - $nil) relating to advances received from shareholders.

At October 31, 2009 the president was owed $951 (July 31, 2009 - $689) and the former President was owed $180,074 (July 31, 2009 - $182,356).

Debt financing received at October 31, 2009 from shareholders secured by Promissory Notes together with accrued interest amounted to $27,200 (Cdn$29,159).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent. These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

The Company has not raised any equity from stock issuances during the three month period ended October 31, 2009.

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

In order to acquire its 70% interest in the property the Company must provide $1,000,000 working capital in order to commission the production facility and commence bulk testing, explore and bulk test Zyrox’s portfolio of mining assets and commission a geological report that is 43-101 compliant.  The Company has also agreed to pay Cdn$ 4,000 per month for the use of the processing plant during the life of the agreement.

During the year ended July 31, 2009 the Company incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.  During the three month period ended October 31, 2009 the Company incurred property investigation costs amounting to $1,105 pursuant to this agreement.

On November 10, 2009 the Company terminated the earn in agreement with Zyrox.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $233,611 and an accumulated deficit of $1,211,185 at October 31, 2009.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

Item 3.   Quantative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4T.   Controls and Procedures

As of October 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lee Balak and our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief Executive Officer concluded that, as of October 31, 2009, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance within the policies or procedures may determine.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 1A.   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

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

Stock-based compensation expense recognized during the three months ended October 31, 2009 totaled $nil (three months ended October 31, 2008 - $39,700).  As at July 31, 2009 the deferred stock compensation had been fully expensed.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended October 31, 2009

Item 5.   Other Information

Reports were filed by the Issuer November 13, 2009 and December 11, 2009 respectively.

Item 6.   Exhibits

31.1	Certification of Luigi Rispoli, CEO & CFO of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Luigi Rispoli, CEO & CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     December 17, 2009

STELLAR RESOURCES LTD.

By:	/s/ Luigi Rispoli
Luigi Rispoli
President and Chief Financial Officer

By:	/s/ Michael Rezac
Michael Rezac
Director