Form 10-Q
period 2010-01-31
STELLAR RESOURCES LTD
filed 2010-03-15
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from

Commission File number   0-51400

Stellar Resources Ltd.
(Exact name of registrants specified in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
☒ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 15, 2010, is 31,060,650.

Part  I – FINANCIAL INFORMATION

Item 1.     Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

	JANUARY 31,	JULY 31,
	2010	2009
	(Unaudited)

ASSETS

Current
Cash	$1,125	$1,193

	$1,125	$1,193

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,827	$4,314
Advances payable (Note 4)	30,845	-
Notes payable (Note 5)	27,390	26,722
Due to related parties (Note 7)	177,374	183,045
	240,436	214,081

STOCKHOLDERS’ DEFICIT

Capital stock (Note 6)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
31,060,650 common shares (July 31, 2009: 31,060,650 common shares)	31,060	31,060
Additional paid-in capital	952,142	952,142
Deficit accumulated during the exploration stage	(1,216,802)	(1,190,833)
Accumulated other comprehensive loss	(5,711)	(5,257)
	(239,311)	(212,888)

	$1,125	$1,193

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2010	2009	2010	2009	2010

Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	658	1,955	2,709	3,128	41,623
Foreign exchange (gain) loss	(6)	160	202	269	14,026
General and administrative	128	9	379	320	21,632
Interest expense	107	126	214	287	16,076
Investor relations	-	65	-	65	17,989
Professional fees	4,730	4,111	21,360	16,120	161,246
Stock-based compensation	-	-	-	39,700	750,000
Resource property expenditures	-	-	1,105	-	150,114
Property examination costs		-	-	-	15,375
Travel and entertainment	-	-	-	-	941

Net Loss	$(5,617)	$(6,426)	$(25,969)	$(59,889)	$(1,216,802)

Basic and Diluted Net Loss Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	31,060,650	29,014,714	31,060,650	28,827,455

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	JANUARY 31,		JANUARY 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(25,969)	$(59,889)	$(1,216,802)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	-	39,700	750,000
Accrued interest	214	287	18,064
Changes in operating assets and liabilities:
Prepaid expenses	-	(20)	-
Accounts payable and accrued liabilities	513	55	4,827
Net cash used in operating activities	(25,242)	(19,867)	(431,388)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	8,013	130,629
Proceeds from notes payable	-	-	93,665
Advances payable	30,845		30,845
Advances from related parties	(5,671)	11,883	177,374
Net cash provided by financing activities	25,174	19,896	432,513

Net Increase (Decrease) in Cash	(68)	29	1,125

Cash, Beginning	1,193	(38)	-

Cash, (Bank Indebtedness) Ending	$1,125	$(9)	$1,125

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.  To date, the Company has not generated any revenues from operations and had a working capital deficit of $239,311 and an accumulated deficit of $1,216,802 at January 31, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance all corporate operations and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

2	RECENT ACCOUNTING PRONOUNCEMENTS

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The adoption of ASC 855 did not have a material impact on the Company’s results of operations and financial position.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

3.	RESOURCE PROPERTIES

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

As of July 31, 2009 the Company has incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.  During the six month period ended January 31, 2010 the Company incurred $1,105 in expenses pursuant to the agreement.

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

In order to acquire its full interest in the property the Company will advance to Canafra $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to Canafra in stages as described below. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

3.	RESOURCE PROPERTIES (Continued)

Chunya Mining District of Mbeya Tanzania, Earn-in Agreement (Continued)

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and
Prospecting Licenses
Within 30 days of receiving the Mining and Prospecting Licenses	$60,000	-
Within 60 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 90 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 120 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 150 days of receiving the Mining and Prospecting Licenses	80,000	-
	380,000	-
Phase II – Within 90 days of completion of Phase I
including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or
within a mutually agreed timeframe, including
further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

4.	ADVANCES PAYABLE

The Company received advances of $30,845 (Cdn$33,000) (July 31, 2009 - $nil) from a shareholder.  The advances have no specified terms of repayment, are unsecured and bear no interest.  Subsequent to January 31, 2010, this shareholder became a director of the Company.

5.	NOTES PAYABLE

As of January 31, 2010 the Company had received a total of $21,676 (Cdn$23,000), (July 31, 2009 -$21,181, Cdn$23,000) from unrelated third parties by way of unsecured demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (2.5% as of January 31, 2010).  As at January 31, 2010 $5,714 (July 31, 2009 - $5,541) of accrued interest is payable.

During the six months ended January 31, 2010, the Company recorded a foreign exchange transaction loss of $454 (January 31, 2009: gain of $3,795) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

6.	CAPITAL STOCK

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

As of January 31, 2010 and July 31, 2009, the Company has 31,060,650 common shares issued and outstanding.

As of January 31, 2010 and July 31, 2009, the Company has no outstanding stock options or warrants.

7.	RELATED PARTY TRANSACTIONS

As at January 31, 2010, a director of the Company was owed $951 (July 31, 2009 - $689) in relation to expenses incurred on behalf of the Company.

As at January 31, 2010 $176,423 (July 31, 2009 – 182,356) was owed to a former Company President.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Note 4.

8.	SUBSEQUENT EVENT

Subsequent to January 31, 2010, the Company:-

a)	Received advances of Cdn$9,000 from a shareholder, who became a director of the Company on March 3, 2010 These advances have no specified terms of repayment, are unsecured and bear no interest.

b)
On March 3, 2010 the Company entered into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”) from a newly appointed director and his business associate.  The EHHO assets consists of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana, and FBHO assets consists of more than 6,400 acres of oil and leases in Park County, Wyoming.

In consideration for the acquisitions the Company will:

a)	issue of a total of three million common shares
b)	make cash payments of $250,000 on or before December 31, 2011.
c)	grant the vendors a net profit interest of five per cent on the properties

c)
On March 8, 2010 the Company entered into an agreement (subject to due diligence) with Elk Hills Petroleum Canada Ltd. (“EHPC”) whereby EHPC would acquire a 50% interest in EHHO for $3,000,000.  The agreement requires EHPC to complete its due diligence on or before March 26, 2010.

As consideration for the sale the Company will receive staged payments as follows:

(i)	A payment of $500,000 is due on or before March 27, 2010.
(ii)	A payment of $750,000 is due on or before April 5, 2010.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

8.	SUBSEQUENT EVENTS (Continued)

(iii)
A payment of $1,750,000 is due within thirty days after EHPC has received a copy of a third party prepared report on drill cores obtained from the EHHO leases and the reservoir study conducted on the EHHO leases.

The Company evaluated subsequent events through the financial statements filing.

Item 2.     Management Discussion and Analysis or Plan of Operations

Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”.  Please see the statements contained under the Section entitled “Forward-Looking Statements”.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of January 31, 2010, the Company, based on the stage of development, has determined that it is not necessary to make a provision for any asset retirement obligation.

We currently do not know of any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

On December 6, 2009 Mr. Lee Balak tendered his resignation as our Chief Executive Officer and director.  Mr. Luigi Rispoli was appointed as our President and Chief Financial Officer. On March 3rd 2010 we announced the appointment of Mr. Ray Jefferd to the Board of Directors, President and Chief Executive Officer.  We also welcomed Mr. Panfilo Rosatone as a director.  Mr. Luigi Rispoli resigned his position as our President, Mr. Rispoli will continue as a director and as our Chief Financial Officer.

Concurrent to the above changes regarding our officers and directors, we announced an agreement to acquire 100% of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC from Mr. Ray Jefferd and Mr. Glen Landry.  The Elk Hills Heavy Oil, LLC assets consists of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana, and Four Bear Heavy Oil, LLC assets consists of more than 6,400 acres of oil and leases in Park County, Wyoming.  We will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

Results of Operations for the Three Months Ended January 31, 2010

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2010.  During the three month period ended January 31, 2010the Company incurred a loss of $5,617.  The loss for the comparable three month period of the prior year was $6,426.  During the three month period ended January 31, 2010 we incurred non-cash management fees - stock based compensation of $nil (2009 - $nil as a result of the stock award granted to the president in October 2006).  Professional fees, comprising legal, accounting and audit costs increased to $4,730 (2009 - $4,111).  Interest expense decreased to $107 (2009 - $126) The interest is based on a Canadian dollar denominated loan which was reduced as a result of falling interest rates.  General and administrative expenses amounted to $128 (2009 - $9).  We also experienced a foreign exchange gain of $6(2009 –  loss of $160) as a result of foreign exchange changes during the quarter which affected transactions not denominated in the US dollar, and filing fees decreased to $658 (2009- $1,955).

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

Net Loss for the Six Month Period Ended January 31, 2010

For the six month period ended January 31, 2010, we recorded an operating loss of $25,969 compared to a loss of $59,889,for the comparative six month period of the prior year.  The loss consists of: management fee - stock based compensation of $nil, (2009 - $39,700) filing fees of $2,709 (2009 - $3,128); interest expense of $214 (2009 - $287), general and administrative expenses of $379 (2009 - $320),professional fees of $21,360 (2009 - 16,120),investor relations of $nil (2009 - $65), resource property expenditures of $1,105 (2009 - $nil) and a loss on foreign exchange of $202 (2009 - $269).

Cumulative Loss to January 31, 2010

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2010. We have recorded a cumulative loss from Inception to January 31, 2010 totalling $1,216,802. This loss comprises the following:-management fees - stock based compensation of $750,000 consulting fees of $27,780; filing fees of $41,623; foreign exchange losses of $14,026, general and administrative expenses of $21,632, interest expense of $16,076, investor relations charges of $17,989, professional fees of $161,246, resource property expenditures of $150,114 property examination costs of $15,375 and travel and entertainment charges of $941.

There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At January 31, 2010, we had assets of $1,125 consisting of cash.  Total stockholders’ deficit was $239,311 at January 31, 2010.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

As of January 31, 2010, we have advances payable of $30,845 (July 31, 2009 - $nil) relating to advances received from a shareholder who became a director subsequent to January 31, 2010.

At January 31, 2010 a director was owed $951 (July 31, 2009 - $689) and a former President was owed $176,423 (July 31, 2009 - $182,356).

Debt financing received at January 31, 2010 from shareholders secured by Promissory Notes together with accrued interest amounted to $27,390 (Cdn$29,303).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

The Company has not raised any equity from stock issuances during the six month period ended January 31, 2010.

RESOURCES PROPERTIES

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

During the year ended July 31, 2009 the Company incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.  During the six month period ended January 31, 2010 the Company incurred property investigation costs amounting to $1,105 pursuant to this agreement.

On November 10, 2009 the Company terminated the earn in agreement with Zyrox.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $239,311 and an accumulated deficit of $1,216,802 at January 31, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

Acquisition of Oil and Gas Properties

On March 3, 2010, we announced an agreement to acquire 100% of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC from Mr. Ray Jefferd and Mr. Glen Landry.  The Elk Hills assets consists of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana, and Four Bear Heavy Oil, LLC assets consists of more than 6,400 acres of oil and leases in Park County, Wyoming.  We will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

The purchase price for Elk Hills Heavy Oil, LLC and the Four Bear Heavy Oil, LLC includes:

a)	issuance of a total of three million (3,000,000) fully paid and non-assessable common shares to the Sellers; and

b)	granting to the Sellers a Net Profit Interest (NPI) of five per cent (5%) on the properties; and

c)	a cash payment totaling $250,000 to be paid to the Sellers once we have obtained future financing for the development of the Elk Hills and Four Bear leases.

On March 8, 2010, we announced that Elk Hills Petroleum Canada Ltd. (EHPC) has agreed to invest $3,000,000 to acquire a 50% interest in Elk Hills Heavy Oil, LLC (EHHO).

EHPC will acquire a 50% interest by investing $3,000,000 upon the following terms and conditions:

(i)	$500,000 shall be paid to us; and

(ii)	$2,500,000 shall be paid into the bank account of EHHO for the exploration and development of oil and gas on the leases held by EHHO and general business purposes of EHHO.

EHPC shall have conducted satisfactory legal, land title and geological due diligence on or before March 26, 2010.

EHPC shall make its $3,000,000 investment as follows:

(i)	A payment of $500,000 is due on or before March 27, 2010.

(ii)	A payment of $750,000 is due on or before April 5, 2010.

(iii)
A payment of $1,750,000 is due within thirty days after EHPC, has received a copy of a third party prepared report on drill cores obtained from the Elk Hills leases and the reservoir study conducted on the Elk Hills leases. The US$1,750,000 shall be paid into the bank account of EHHO.

Elk Hills Heavy Oil, LLC hold more than 20,000 acres of oil and gas leases in Carbon County, Montana.  The property is located with 30 miles of three oil refineries and has good road access.

Item 3.     Quantative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T.   Controls and Procedures

As of January 31, 2010, the end of our second fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

Stock-based compensation expense recognized during the six month period ended January 31, 2010 totaled $nil (six months ended January 31, 2009 - $39,700).  As at July 31, 2009 the deferred stock compensation had been fully expensed.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended January 31, 2010

Item 5.     Other Information

Reports were filed by the Issuer November 13, 2009 and December 11, 2009 respectively.

Item 6.     Exhibits

31.1	Certification of Ray Jefferd, President & CEO of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ray Jefferd, President & CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:       March 15, 2010

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President & CEO

By:	/s/ Luigi Rispoli
Luigi Rispoli
Chief Financial Officer