Form 10-Q
period 2010-04-30
STELLAR RESOURCES LTD
filed 2010-06-18
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission File number  0-51400

Stellar Resources Ltd.
(Exact name of registrant as specified in its charter)

Nevada	98-0373867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

375 N. Stephanie Street, Suite 1411, Las Vegas, Nevada, 89014-1411
(Address of principal executive offices)

(702) 547-4614
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 17, 2010 is 34,060,650.

Part I – FINANCIAL INFORMATION

Item 1.     Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2010
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	APRIL 30,	JULY 31,
	2010	2009
ASSETS

Current
Cash	$72,692	$1,193
Deposit (Note 4)	20,000	-

	$92,692	$1,193

LIABILITIES

Current
Accounts payable and accrued liabilities	$27,620	$4,314
Advances payable (Note 5)	172,690	182,356
Due to related parties (Note 6)	143,975	689
Notes payable (Note 7)	29,280	26,722
	373,565	214,081

STOCKHOLDERS’ DEFICIT

Capital stock (Note 8)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
31,060,650 common shares (July 31, 2009: 31,060,650 common shares)	31,060	31,060
Additional paid-in capital	952,142	952,142
Deficit accumulated during the exploration stage	(1,256,578)	(1,190,833)
Accumulated other comprehensive loss	(7,497)	(5,257)
	(280,873)	(212,888)

	$92,692	$1,193

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,
	2010	2009	2010	2009	2010
Expenses
Consulting fees	$-	$-	$-	$-	$27,780
Filing fees	2,776	1,297	5,485	4,425	44,399
Foreign exchange loss	2,644	157	2,846	426	16,670
General and administrative	6,872	298	7,251	618	28,504
Interest expense	104	87	318	374	16,180
Investor relations	-		-	65	17,989
Professional fees	27,380	4,511	48,740	20,631	188,626
Stock-based compensation	-	-	-	39,700	750,000
Resource property expenditures	-	-	1,105	-	150,114
Property examination costs		1,635	-	1,635	15,375
Travel and entertainment	-	-	-	-	941

Net Loss	$(39,776)	$(7,985)	$(65,745)	$(67,874)	$(1,256,578)

Basic and Diluted Net Loss Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	31,060,650	30,387,516	31,060,650	29,336,046

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	NINE MONTHS ENDED		TO
	APRIL 30,		APRIL 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(65,745)	$(67,874)	$(1,256,578)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,523
Stock-based compensation	-	39,700	750,000
Accrued interest	318	375	18,168
Changes in operating assets and liabilities:
Prepaid expenses	-	(131)	-
Deposit	(20,000)	-	(20,000)
Accounts payable and accrued liabilities	23,306	(1,378)	27,620
Net cash used in operating activities	(62,121)	(29,308)	(468,267)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	40,396	130,629
Proceeds from notes payable	-	-	93,665
Advances payable	(9,666)	8,542	172,690
Advances and loans from related parties	143,286	-	143,975
Net cash provided by financing activities	133,620	48,938	540,959

Net Increase in Cash	71,499	19,630	72,692

Cash, Beginning	1,193	(38)	-

Cash, Ending	$72,692	$19,592	$72,692

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.  To date, the Company has not generated any revenues from operations and had a working capital deficit of $280,873 and an accumulated deficit of $1,256,578 at April 30, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance all corporate operations and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

3.	RESOURCE PROPERTIES

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

As of July 31, 2009 the Company has incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.  During the nine month period ended April 30, 2010 the Company incurred $1,105 in expenses pursuant to the agreement.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

3.	RESOURCE PROPERTIES (Continued)

Chunya Mining District of Mbeya Tanzania, Earn-in Agreement (Continued)

		Common
	Cash	Stock to be
	Consideration	Issued
Phase I – Conditional upon receipt of Mining and
Prospecting Licenses
Within 30 days of receiving the Mining and Prospecting Licenses	$60,000	-
Within 60 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 90 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 120 days of receiving the Mining and Prospecting Licenses	80,000	-
Within 150 days of receiving the Mining and Prospecting Licenses	80,000	-
	380,000	-
Phase II – Within 90 days of completion of Phase I
including geological work to be done by Canafra	380,000	2,000,000

Phase III – Within 90 days of completion of Phase II or
within a mutually agreed timeframe, including
further geological work done by Canafra	340,000	2,000,000

	$1,100,000	4,000,000

4.	PROPOSED AQUISITION AND SALE AGREEMENTS

a)	Acquisition of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC

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
c)      grant the vendors a net profit interest of five per cent on the properties

As at April 30, 2010, the transaction had not closed and the Company had advanced $20,000 as a non-refundable deposit in connection with the acquisition.  On June 10, 2010, the transaction closed.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

4.	PROPOSED AQUISITION AND SALE AGREEMENTS (Continued)

b)	Sale of 50% interest in EHHO to Elk Hills Petroleum Canada Ltd.

On March 8, 2010 the Company entered into an agreement (amended April 13, 2010) with Elk Hills Petroleum Canada Ltd. (“EHPC”) whereby EHPC would acquire a 50% interest in EHHO for $3,000,000.  The agreement requires EHPC to complete its due diligence on or before June 30, 2010.

As consideration for the sale the Company will receive staged payments as follows:

(i)	A payment of $1,250,000 is due on or before June 30, 2010.
(ii)
A payment of $1,750,000 is due within thirty days after EHPC has received a copy of a third party prepared report on drill cores obtained from the EHHO leases and the reservoir study conducted on the EHHO leases.

5.	ADVANCES PAYABLE

Advances received from the Company’s former president.  The advances are unsecured, non-interest bearing and have no specific terms of repayment.

6.	DUE TO RELATED PARTIES

	APRIL 30,	JULY 31,
	2010	2009
		(Note 10)
i) Loan Payable

Loan from a company related by virtue of a common director. The amount is unsecured, bears no interest and falls due on June 30, 2010.	$100,000	$-

ii) Due to Directors

Advances received from two directors. The advances are unsecured, non-interest bearing and have no specific terms of repayment
Amounts payable for reimbursement of corporate expenses	43,975	689
	$143,975	$689

7.	NOTES PAYABLE

As of April 30, 2010 the Company had received a total of $22,874 (Cdn$23,000), (July 31, 2009 -$21,181, Cdn$23,000) from unrelated third parties by way of unsecured demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (2.5% as of April 30, 2010).  As at April 30, 2010 $6,406 (July 31, 2009 - $5,541) of accrued interest is payable.  Of the notes payable, $4,975 (Cdn$5,000) are due to a director.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

7.	NOTES PAYABLE (Continued)

During the nine months ended April 30, 2010, the Company recorded a foreign exchange transaction loss of $1,844 (April 30, 2009: gain of $3,461) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

8.	CAPITAL STOCK

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

As of April 30, 2010 and July 31, 2009, the Company has 31,060,650 common shares issued and outstanding.

As of April 30, 2010 and July 31, 2009, the Company has no outstanding stock options or warrants.

9.	SUBSEQUENT EVENT

On June 10, 2010, the agreement to acquire 100% of EHHO and FBHO closed.

The Company evaluated subsequent events through the financial statements filing.

Item 2.     Management Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Since our formation on April 9, 1999, we have been in the pre-exploration stage and are not operators of any mines nor are we engaged in any mineral production or sales activities.  We have a minimum amount of cash and have not yet developed any producing mines.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We were primarily engaged in the acquisition and exploration of mineral resource properties. We have recently focused our efforts on the acquisition and further exploration and development of oil and gas properties.

On December 6, 2009 Mr. Lee Balak tendered his resignation as our Chief Executive Officer and director.  Mr. Luigi Rispoli was appointed as our Chief Executive Officer and Chief Financial Officer.  On March 3rd 2010 we announced the appointment of Mr. Ray Jefferd to the Board of Directors. Mr. Jefferd also took the position of President and Chief Executive Officer.  We also welcomed Mr. Panfilo Rosatone as a director.  Mr. Luigi Rispoli resigned his position as our President and Chief Executive Officer, Mr. Rispoli will continue as a director and as our Chief Financial Officer.

Concurrent to the above changes of our officers and directors, we announced entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC ("Elk Hills") and Four Bear Heavy Oil, LLC (“Four Bear”) from Mr. Ray Jefferd and Mr. Glen Landry (the "Sellers").  The Elk Hills assets consists of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana, and Four Bear Heavy Oil, LLC assets consists of more than 6,400 acres of oil and leases in Park County, Wyoming.  We will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

We also announced that an agreement with Elk Hills Petroleum Canada Ltd. (EHPC) for an investment of $3,000,000 to acquire a 50% interest in our Elk Hills property.

Results of Operations for the Three Months Ended April 30, 2010

We have not generated any revenues from operations since our incorporation on April 9, 1999 through April 30, 2010.  During the three month period ended April 30, 2010 the Company incurred a loss of $39,776.  The loss for the comparable three month period of the prior year was $7,985.  During the three month period ended April 30, 2010 professional fees, comprising legal, accounting and audit costs increased to $27,380 (2009 - $4,511) primarily as a result of legal fees incurred as a result due diligence on the potential acquisition of Elk Hills and Four Bear.  Interest expense increased to $104 (2009 - $87) The interest is based on Canadian dollar denominated loans which has been reduced as a result of falling interest rates.  General and administrative expenses increased to $6,872 (2009 - $298) as a result of the Company renting premises in Vancouver BC, developing a Corporate Website and incurring other office related expenses in the current quarter which were not experienced in the comparative quarter.  We also experienced a foreign exchange loss of $2,644 (2009 – $157) as a result of foreign exchange changes during the quarter which affected transactions not denominated in the US dollar, and filing fees increased to $2,776 (2009 - $1,297).  The Company incurred $nil (2009 - $1635) in property examination costs.

Sales and Marketing Expenses:  We have incurred  no sales and marketing expense since the date of inception due to the fact that we are in the pre-exploration stage of our business.

Our activities have been financed from proceeds of shareholders, related or third party loans.  We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral claims.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any properties, or if such resources are discovered, that we will enter into commercial production of any claims.

Net Loss for the Nine Month Period Ended April 30, 2010

For the nine month period ended April 30, 2010, we recorded an operating loss of $65,745 compared to a loss of $67,874, for the comparative nine month period of the prior year.  The loss consists of: management fee - stock based compensation of $nil, (2009 - $39,700) filing fees of $5,485 (2009 - $4,425); interest expense of $318 (2009 - $374), general and administrative expenses of $7,251 (2009 - $618), professional fees of $48,740 (2009 - 20,631), investor relations of $nil (2009 - $65), resource property expenditures of $1,105 (2009 - $nil) and a loss on foreign exchange of $2,846 (2009 - $426).

Cumulative Loss to April 30, 2010

We have not generated any revenues from operations since our incorporation on April 9, 1999 through April 30, 2010.  We have recorded a cumulative loss from Inception to April 30, 2010 totalling $1,256,578.  This loss comprises the following: management fees - stock based compensation of $750,000; consulting fees of $27,780; filing fees of $44,399, foreign exchange losses of $16,670, general and administrative expenses of $28,504, interest expense of $16,180, investor relations charges of $17,989, professional fees of $188,626, resource property expenditures of $150,114; property examination costs of $15,375 and travel and entertainment charges of $941.

There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At April 30, 2010, we had assets of $92,692 consisting of cash of $72,692 and a non-refundable deposit of $20,000.  Total stockholders’ deficit was $280,873 at April 30, 2010.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, advances from shareholders and financing via loans and debt financing.

As of April 30, 2010, we have advances payable of $172,690 (July 31, 2009 - $182,356) relating to advances received from the former president.

As of April 30, 2010 amounts owing to related parties totaled 143,975 (July 31, 2010 - $689) comprising the following:

	APRIL 30,	JULY 31,
	2010	2009

i) Loan Payable

Loan from a company related by virtue of a common director. The amount is unsecured, bears no interest and falls due on June 30, 2010.	$100,000	$-

ii) Due to Directors

Advances received from two directors. The advances are unsecured, non-interest bearing and have no specific terms of repayment
Amounts payable for reimbursement of corporate expenses	43,975	689
	$143,975	$689

Debt financing received at April 30, 2010 from shareholders secured by Promissory Notes together with accrued interest amounted to $29,280 (Cdn$29,442).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

The Company has not raised any equity from stock issuances during the nine month period ended April 30, 2010.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $280,873 and an accumulated deficit of $1,256,578 at April 30, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

Acquisition of Oil and Gas Properties

On March 3, 2010, we announced entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC from Mr. Ray Jefferd and Mr. Glen Landry.  The Elk Hills assets consists of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana.  The Four Bear Heavy Oil, LLC assets consists of more than 6,400 acres of oil and leases in Park County, Wyoming.  We will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

a)	Acquisition of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC

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
c)   grant the vendors a net profit interest of five per cent on the properties

As at April 30, 2010, the transaction had not closed and the Company had advanced $20,000 as a non refundable deposit in connection with the acquisition.  On June 10, 2010, the transaction closed.

b)	Sale of 50% interest in EHHO to Elk Hills Petroleum Canada Ltd.

On March 8, 2010 the Company entered into an agreement (amended April 13, 2010) with Elk Hills Petroleum Canada Ltd. (“EHPC”) whereby EHPC would acquire a 50% interest in EHHO for $3,000,000.  The agreement requires EHPC to complete its due diligence on or before June 30, 2010.

As consideration for the sale the Company will receive staged payments as follows:

(i)	A payment of $1,250,000 is due on or before June 30, 2010.

(ii)
A payment of $1,750,000 is due within thirty days after EHPC has received a copy of a third party prepared report on drill cores obtained from the EHHO leases and the reservoir study conducted on the EHHO leases.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T.     Controls and Procedures

As of April 30, 2010, the end of our third fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are satisfactory. There have been no changes in our internal controls over financial reporting during the quarter ended April 30 2010.  Effective June 1, 2010 the Company adopted an Audit Committee Charter and formed an Audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone.  The Audit Committee Charter as adopted follows below.

STELLAR RESOURCES LTD.
AUDIT COMMITTEE CHARTER

Purpose
To assist the board of directors in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control over financial reporting, the audit process, and the company’s process for monitoring compliance with laws and regulations and the code of conduct.

Authority
The audit committee has authority to conduct or authorize investigations into any matters within its scope of responsibility. It is empowered to:

●	Retain outside counsel, accountants or others to advise the committee or assist in the conduct of an investigation
●	Seek any information it requires from employees –all of whom are directed to cooperate with the committee’s requests –or external parties
●	Meet with company officers, external auditors or outside counsel, as necessary

Composition
The audit committee will consist of at least three and no more than six members the majority of which shall also be members of the board of directors. The board or its nominating committee will appoint committee members and the committee chair. Each committee member will be financially literate, as defined by applicable regulation and the board of directors. At least one member shall have expertise in financial reporting.

Meetings

The committee will meet at least four times a year, with authority to convene additional meetings, as circumstances require. All committee members are expected to attend each meeting, in person or via tele –or video-conference. The committee will invite members of management, auditors or others to attend meetings and provide pertinent information, as necessary. It will hold private meetings with auditors (see below) and executive sessions. Meeting agendas will be prepared and provided in advance to members, along with appropriate briefing materials. Minutes will be prepared.

Responsibilities
The committee will carry out the following responsibilities:

Financial Statements
●
Review significant accounting and reporting issues, including complex or unusual transactions and highly judgmental areas, and recent professional and regulatory pronouncements, and understand their impact on the financial statements

●	Review with management and the external auditors the results of the audit, including any difficulties encountered
●	Review the annual financial statements, and consider whether they are complete, consistent with information known to committee members, and reflect appropriate accounting principles
●	Review other sections of the annual report and related regulatory filings before release and consider the accuracy and completeness of the information
●	Review with management and the external auditors all matters required to be communicated to the committee under generally accepted auditing standards
●	Understand how management develops interim financial information, and the nature and extent of internal and external auditor involvement
●
Review interim financial reports with management and the external auditors, before filing with regulators, and consider whether they are complete and consistent with the information known to committee members

Internal Controls
●	Consider the effectiveness of the company’s internal control over annual and interim financial reporting, including information technology security and control
●
Understand the scope of internal and external auditors’ review of internal control over financial reporting, and obtain reports on significant findings and recommendations, together with management’s responses

Internal Audit
●	Determine annually whether the company should establish an internal audit function.
●	Currently the company does not have an internal audit function.

External Audit
●	Review the external auditors’ proposed audit scope and approach, including coordination of audit effort with internal audit
●	Review the performance of the external auditors, and exercise final approval on the appointment or discharge of the auditors
●
Review and confirm the independence of the external auditors by obtaining statements from the auditors on relationships between the auditors and the company, including non-audit services, and discussing the relationship with the auditors

●	On a regular basis, meet separately with the external auditors to discuss any matters that the committee or auditors believe should be discussed privately

Compliance
●
Review the effectiveness of the system for monitoring compliance with laws and   regulations and the results of management’s investigation and follow-up (including disciplinary action) of any instances of noncompliance

●	Review the findings of any examinations by regulatory agencies, and any auditor observations
●	Review the process for communicating the code of conduct to company personnel, and for monitoring compliance therewith
●	Obtain regular updates from management and company legal counsel regarding compliance matters

Reporting Responsibilities
●	Regularly report to the board of directors about committee activities, issues and related recommendations
●	Provide an open avenue of communication between internal audit, if any, the external auditors and the board of directors
●	Review any other reports the company issues that relate to committee responsibilities

Other Responsibilities
●	Perform other activities related to this charge as requested by the board of directors
●	Institute and oversee special investigations as needed
●	Confirm annually that all responsibilities outlined in this charter have been carried out
●	Evaluate the committee’s and individual members’ performance on a regular basis

Effective
●	This Audit Committee Charter is effective as of June 1, 2010.
●	Review and assess the adequacy of the committee charter annually, requesting board approval for proposed changes

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to Vote a of Security Holders

No matters were submitted to a vote of the Company's shareholders during the three months ended April 30, 2010.

Item 5.     Other Information

Reports were filed by the Issuer March 4th and 10th 2010 respectively.

Item 6.     Exhibits

31.1	Certification of Ray Jefferd, Chief Executive Officer of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Luigi Rispoli, Chief Financial Officer of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification of Ray Jefferd, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Luigi Rispoli, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    June 17, 2010

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President and Chief Executive Officer

By:	/s/ Luigi Rispoli
Luigi Rispoli
Director and Chief Financial Officer