Form 10-K
period 2010-07-31
STELLAR RESOURCES LTD
filed 2010-11-18
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ___________________________________

Commission File number  0-51400

STELLAR RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0373867
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

375 N. Stephanie Street, Suite 1411, Las Vegas, Nevada, 89014-1411
(Address of principal executive offices)

Registrant’s telephone number, including area code (702) 547-4614

Securities registered pursuant to section 12(b) of the Act:  N/A
Securities registered pursuant to section 12(b) of the Act:  N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes    ☒ No

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes    ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

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
☐  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of November 12, 2010 is 39,060,650.

PART I
Item 1.     Business

General

Stellar Resources Ltd. is listed on the OTC Bulletin Board under the Symbol "SRRL" and have since our formation on April 9, 1999 been in the pre-exploration and exploration stage and are not operators of any mines or wells nor are we engaged in any mineral/oil production or sales activities.  We have a minimum amount of cash and have not yet developed any producing resource properties.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  Historically the Company concentrated on mineral property exploration.  During the current year the Company’s focus changed to oil and gas property, exploration and development.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily an oil and gas property acquisition, exploration and development company.

The Company has focused its oil and gas operations principally on approximately 20,000 acres of oil and gas leases in Carbon County, Montana and approximately 6,400 acres of oil and gas leases in Park County, Wyoming.  We will operate a majority of our projects through the drilling and production phases.  We will leverage the risks associated with drilling by obtaining industry partners to share in the costs of drilling.  However, in some cases we will retain a controlling interest in the prospects we drill.

Website Access to Our Reports

We make available free of charge our annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8K, and all amendments to those reports as reasonably practicable after such reports are filed electronically with the Securities and Exchange Commission.  Information of our website is not part of this report. Our website can be viewed at www.stellarltd.com

Strategic Business Plan

One of our key plans is to enhance shareholder value to the implementation of plans for controlled growth and development.  Our long term goal and focus is to grow our oil and gas production through a strategic combination of selected feasible property acquisition, and an exploration and development program primarily focused on developing the Company’s leasehold properties.

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

Our acquisition strategy exposes us to various risks, including those relating to difficulties in identifying suitable acquisition opportunities and integrating businesses, assets and/or personnel, as well as difficulties in obtaining financing for our targeted acquisitions and the potential for increased leverage or debt service requirements.

A key component of our business strategy is that, we have pursued and intend to continue to pursue acquisitions of complementary assets and businesses.

Our acquisition strategy in general and our recent acquisitions in particular, involve numerous inherent risks, including:

●  unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of acquired businesses, including environmental liabilities;

●  difficulties in integrating the operations and assets of the acquired business and the acquired personnel;

●  limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business in order to comply with applicable periodic reporting requirements;

●  potential losses of key employees and customers of the acquired businesses;

●  risks of entering markets in which we have limited prior experience; and

●  increases in our expenses and working capital requirements. The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties that may require a disproportionate amount of management attention and financial and other resources. Possible future acquisitions may be for purchase prices significantly higher than those we paid for previous acquisitions. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.

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

Item 2.     Properties

Mineral Properties

Chunya Mining District of Mbeya Tanzania

On September 9, 2008, the Company entered into a Farm-In Agreement with Canafra Mineral Exploration Corp., a Canadian private company, and Two Drums G & C Company Limited, a Tanzanian private company, (jointly “Canafra”), whereby the Company has the right to acquire a 50% net profit interest in the subject mineral property in Tanzania. The property consists of three Mining and Prospecting Licenses and the Granted Mining and Prospecting Concessions comprising approximately 26 square kilometers, in the Chunya mining district of Mbeya Tanzania.  The operator of the property will be Canafra.  The funding provisions were subject to the Company receiving the Mining and Prospecting Licenses for the subject property, which to date have not yet been received.

In order to acquire its full interest in the property the Company will have to advance to the operator $1,100,000 to fund exploration expenditures and provide working capital in phased payments and also issue 4,000,000 restricted common shares to the operator in stages. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

On June 30, 2010 the Company terminated the Farm In Agreement with Canafra Mineral Exploration Corp. and Two Drums G&C Company Ltd.

Texada Island British Columbia, Earn In Agreement

On June 15, 2009, the Company entered into a proposed Earn In Agreement with Zyrox Mining Company Ltd. (“Zyrox”), to further explore and develop Zyrox’s mineral tenures located on Texada Island, British Columbia.

On November 10, 2009 the Company terminated the Earn In Agreement with Zyrox.

Oil and Gas Properties

On March 3, 2010, as completed on June 10, 2010, the Company announced it was entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC (“FBHO”) from Mr. Ray Jefferd and Mr. Glen Landry.  The assets of EHHO consist of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana, and the assets of FBHO consist of more than 6,400 acres of oil and leases in Park County, Wyoming.  We will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

On March 8, 2010, we announced that Elk Hills Petroleum Canada Ltd. (“EHPC”) agreed to invest up to $3,000,000 to acquire a 50% interest in Elk Hills Heavy Oil, LLC.

This transaction was revised and completed on July 7, 2010, resulting in a dilution of the Company’s equity interest in EHHO to 50%, and the Company accordingly recorded a loss on dilution of equity interest of $196,000 to reflect this.

Elk Hills Property, Montana

The Letter Agreement of March 8, 2010 between Stellar and EHPC, was superseded and replaced in its entirety by an Agreement dated July 7, 2010 including all amendments thereto, regarding EHHO.  The revised terms of the agreement were as follows:

a)	EHPC shall acquire 90,000 Ownership Units in EHHO representing a 50% interest in EHHO upon closing and under the following terms and conditions:

(i)	EHPC shall subscribe to 5,000,000 shares of Stellar at US$.175 per share for a total of $875,000;

(ii)
EHPC shall make a US$375,000 capital contribution to EHHO upon closing and receive a 90,000 Ownership Units of which 80,000 Ownership Units shall be held in escrow and subject to the escrow terms and conditions.  During the term of the escrow EHPC shall have full voting rights to the 90,000 Ownership Units.

b)	Stellar shall make a US$375,000 capital contribution to EHHO upon closing, and repay the US$100,000 loan to EHHO.

c)
EHHO shall conduct a heavy oil exploration program on the Lands with the $750,000 in capital contributions from its members.  The objective of the exploration program is to determine whether the Lands have a reservoir containing Hydrocarbons of commercial potential.  The exploration program shall include the following activities:

(i)	Drilling and coring to evaluate the ten sleep formation of the Lands;

(ii)	Conduct core analysis on drill cores obtained from the Lands;

(iii)
Retain an independent third party reservoir evaluator to produce a report (the "Report") to determine whether the Lands indicate a reservoir with commercial potential.  The Report shall be prepared by an independent third party selected by the Board of Managers of EHHO.  The reservoir evaluator shall be selected within 60 days of completion of drilling and coring program.  In the event that the Board of Managers cannot agree upon the choice of reservoir evaluators then Baker Hughes shall be used.

d)	In the event that the Report state the Lands do not indicate a reservoir with commercial potential then the 80,000 Ownership Units held in escrow shall be released from escrow.

e)
In the event that the Report states the Lands indicate a reservoir with commercial potential then EHPC shall make a US$1,750,000 loan (the "Loan") to EHHO within sixty days after EHPC has received a copy of the Report.  The Loan shall be non-interest bearing, repayable only from revenue generated from the production of hydrocarbons from Lands.  Starting in the second year of production of the hydrocarbons from the Lands twenty percent (20%) of the EHHO net revenue from such production shall be applied to repayment of the Loan and continue until the Loan is repaid.  If EHPC fails to provide the Loan to EHHO within the required sixty day period, then 80,000 Ownership Units held in escrow shall be cancelled.

f)	Stellar and EHPC have entered into a revised Company Agreement of Elk Hills Heavy Oil LLC.

g)
The members of EHHO including any affiliated companies shall have an Area of Mutual Interest (AMI) defined as any lands located within Carbon County, Montana that are within one mile of the existing boarders of the leases owned by EHHO as of the date of this Agreement.  Stellar shall have the exclusive right to negotiate for leases within the AMI until December 31, 2010.  If any additional lands are required by Stellar or any affiliate of Stellar within the AMI then such lands shall be offered to EHHO on a right of first refusal for sixty days at a price equal to the actual lease cost paid by Stellar and shall deliver an 80% Net Revenue Interest to EHHO.  Starting January 1, 2011 EHHO shall have the exclusive right to negotiate the acquisition of leases within the AMI.

Four Bear Property, Wyoming

The Four Bear Heavy Oil, LLC assets consist of more than 6,400 acres of oil and leases in Park County, Wyoming.

Item 3.     Legal Proceedings

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

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common equity is registered on the Over the Counter Bulletin Board ("OTCBB" Symbol "SRRL").  We have no common equity which is subject to outstanding options, or warrants or securities convertible into common equity.

The following table sets forth the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years.  These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2010	High	Low

First Quarter	$0.08	$0.07
Second Quarter	$0.07	$0.06
Third Quarter	$0.30	$0.065
Fourth Quarter	$0.30	$0.08

Year 2009	High	Low

First Quarter	$0.036	$0.010
Second Quarter	$0.025	$0.004
Third Quarter	$0.080	$0.020
Fourth Quarter	$0.215	$0.050

As of July 31, 2010, the closing price of our common stock as reported on the OTCBB was $0.25 and there were 39,060,650 shares of our common equity outstanding, held by 37 shareholders of record.  Of our common stock outstanding 4370,000 are held in brokerage accounts, and therefore we are unable to give an accurate statement as to the number of shareholders.

Rule 144 Shares

Under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months, begins when the securities were bought and fully paid for, is entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the outstanding shares of the same class being sold, or if the class is listed on a stock or quoted on Nasdaq, the greater of 1% or the average reported weekly trading volume during the four weeks preceding filing of Form 144 (Notice of Proposed Sale) with the SEC.

Under Rule 144 (k), a person who is not one of the Company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two (2) years, is entitled to sell their shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this filing, persons who are affiliates hold 6,764,528 of the 22,358,846 common shares that may be sold pursuant to Rule 144.

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

Recent Sale of Unregistered Security

On June 10, 2010 the Company issued 1,500,000 Common shares to Mr. Ray Jefferd as part of the acquisition cost of the Elk Hills and Four Bear Properties.

On June 10, 2010 the Company issued 1,500,000 Common shares to Mr. Glen Landry as part of the acquisition cost of the Elk Hills and Four Bear Properties.

On July 7 the Company entered into a private placement with Elk Hills Petroleum Canada and sold 5,000,000 of its common shares at US$.175 per share for net proceeds of $875,000.

Item 6.     Selected Financial Data

The following information derives from our audited financial statements.  This information should be reviewed in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the historical financial statements and related notes this report contains.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying consolidated balance sheets of Stellar Resources Ltd (an exploration stage company) as of July 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2010 and 2009 and the period from April 9, 1999 (inception) through July 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Stellar Resources Ltd as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended July 31, 2010 and 2009 and the period from April 9, 1999 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
November 17, 2010

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	JULY 31,	JULY 31,
	2010	2009

ASSETS

Current
Cash	$58,300	$1,193
Prepaid expenses	8,845	-
	67,145	1,193

Investment in EHHO (Note 5)	541,858	-
Oil and gas properties, unproven (Note 6)	128,000	-

	$737,003	$1,193

LIABILITIES

Current
Accounts payable	$3,592	$4,314
Advances payable (Note 8)	108,346	182,356
Due to related parties (Note 9)	35,121	689
Notes payable (Note 10)	23,702	26,722
	170,761	214,081

FUTURE INCOME TAX LIABILITY (Note 6)	30,000	-
	200,761	214,081

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock (Note 11)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
39,060,650 common shares (2009: 31,060,650 common shares)	39,060	31,060
Additional paid-in capital	2,059,142	952,142
Deficit accumulated during the exploration stage	(1,555,674)	(1,190,833)
Accumulated other comprehensive loss	(6,286)	(5,257)
	536,242	(212,888)

	$737,003	$1,193

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2010	2009	2010

Expenses
Consulting fees	$-	$-	$27,780
Filing fees	17,991	6,975	56,905
Foreign exchange (gain) loss	3,211	(122)	17,036
General and administrative	18,298	841	39,551
Interest and finance fees (Note 9)	1,776	458	17,638
Investor relations	-	500	17,989
Management fees (Note 9)	21,270	39,700	771,270
Professional fees	56,606	26,234	196,492
Property examination and expenditure costs (Note 7)	1,105	14,270	165,489
Travel	19,442	-	20,383

Loss before other items	(139,699)	$(88,856)	(1,330,533)

Other Items
Dilution loss from EHHO (Note 5)	(196,000)	-	(196,000)
Loss from equity interest in EHHO (Note 5)	(29,142)	-	(29,142)

Net Loss	$(364,841)	$88,856	$(1,555,675)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	31,951,198	29,739,689

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2010

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2010

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2010

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2010

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2010

						Deficit
						Accumulated	Accumulated
			Additional	Share	Deferred	During The	Other
	Common stock		Paid-In	Subscriptions	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Received	Compensation	Stage	Loss	Total

Balance July 31, 2009	31,060,650	$31,060	$952,142	$-	$-	$(1,190,833)	$(5,257)	$(212,888)

Issuance of common stock on acquisition of EHHO and FBHO at $0.08 per share – May 20, 2010	3,000,000	3,000	237,000	-	-	-	-	240,000

Issuance of common stock for cash at $0.175 per share – July 2, 2010	5,000,000	5,000	870,000	-	-	-	-	875,000

Foreign currency translation adjustment	-	-	-	-	-	-	(1,029)	(1,029)

Net loss	-	-	-	-	-	(364,841)	-	(364,841)

Balance July 31, 2010	39,060,650	$39,060	$2,059,142	$-	$-	$(1,555,674)	$(6,286)	$536,242

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(364,841)	$(88,856)	$(1,555,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	(5)	-	12,518
Stock-based compensation	-	39,700	750,000
Accrued interest	321	458	18,171
Dilution loss	196,000	-	196,000
Share of loss of equity investment	29,142	-	29,142
Changes in operating assets and liabilities:
Prepaid expenses	(8,845)	-	(8,845)
Accounts payable and accrued liabilities	(722)	(626)	3,592
Net cash used in operating activities	(148,950)	(49,324)	(555,096)

Cash Flows from Financing Activities
Increase (decrease) in bank indebtedness	-	(38)	-
Proceeds from issuance of common stock	875,000	40,396	1,005,629
Proceeds from (repayment of) notes payable	(4,365)	4,365	89,300
Advances payable	(74,010)	5,105	108,346
Advances from related parties	34,432	689	35,121
Net cash provided by financing activities	831,057	50,517	1,238,396

Cash Flows from Investing Activities
Acquisition of oil and gas properties	(250,000)	-	(250,000)
Investment in EHHO	(375,000)	-	(375,000)
	(625,000)	-	(625,000)

Net Increase in Cash	57,107	1,193	58,300

Cash, Beginning	1,193	-	-

Cash, Ending	$58,300	$1,193	$58,300

Continued…

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2010	2009	2010

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for:
Interest	$110	$-	$110
Income taxes	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

Common shares issued on acquisition of EHHO and FBHO	$240,000	$-	$240,000

Future income tax liability on property acquisition	$30,000	$-	$30,000

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

On June 10, 2010, the Company completed the acquisition of 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”).  EHHO’s assets consist of oil and gas leases in Carbon County, Montana, and FBHO’s assets consists of oil and leases in Park County, Wyoming.  On July 7 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of capital to Elk Hills Petroleum Canada Inc. (“EHPC”).    As a result of the above transactions the Company’s focus has changed from the exploration of mineral properties to oil and gas exploration.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had a working capital deficit of $103,616 and an accumulated deficit of $1,555,674 at July 31, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

a)	Exploration Stage Company

The Company is an exploration stage company.  The Company is devoting substantially all of its present efforts to establish a new business and has only recently commenced operations.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

b)	Basis of Consolidation

The consolidated financial statements include the results of the Company, Stellar Resources Ltd. (“SRRL”) and the results of its wholly-owned subsidiary, FBHO, a company incorporated in Washington State on February 28, 2010.

The Company previously consolidated its interest in EHHO; however, during the year the Company’s interest in EHHO was reduced to the level of significant influence, and thus effective July 7, 2010, the investment in EHHO is recorded using the equity method of accounting (Note 5).

All significant intercompany balances and transactions have been eliminated in the consolidation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Investments

Long term investments in which the Company has voting interests of 20% to 50%, or where the Company has the ability to exercise significant influence, are accounted for using the equity method.  Under this method, the Company’s share of the investees’ earnings and losses are included in operations and its investments therein are adjusted by a like amount.  Dividends are credited to the investment accounts.

d)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash and equivalents.  At July 31, 2010 and 2009, the Company had no cash equivalents.

e)	Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.  Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unevaluated properties are assessed periodically to ascertain whether impairment has occurred.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs.  The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproved properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

f)	Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of long lived tangible assets as a result of the acquisition, construction, development and/or normal use of an asset.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk free rate.  The liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.   Impairment on the properties with unproved reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases.

h)	Mineral Property Costs

The Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

i)	Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares. Diluted loss per share gives effect to all potential dilutive common shares outstanding. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

j)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation of deferred tax balances, carrying value of unproven oil and gas interests and equity accounted investments.

k)	Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' deficit, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

l)	Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.  The Company has not granted any stock options since inception.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Income Taxes

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

n)	New Accounting Standards

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”).  The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Recently Adopted Accounting Standards

Effective August 1, 2009, the Company adopted ASC 855, Subsequent Events.  ASC 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855 did not have an impact on the Company’s results of operations and financial position.

On August 1, 2009 the Company adopted the guidance ASC 805, Business Combinations.  ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact of the adoption of ASC 805 on the Company’s results of operations and financial position are disclosed in Notes 4 and 5.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards Not Yet Adopted

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

3.	FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the entity’s own credit risk.

In A fair value hierarchy for valuation inputs is established.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 –	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –
inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –
inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

In management’s opinion, the carrying value of the Company’s financial assets and liabilities consisting of cash, accounts payable, advances payable, notes payable and amounts due to related parties, approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

4.	AQUISITIONS

On June 10, 2010, the Company acquired 100% of the outstanding capital units of EHHO and FBHO.  The aggregate fair value of the purchase price for EHHO and FBHO was $490,000 which comprised the following:

a)	The issuance of 3,000,000 common shares with a fair value of $240,000; and
b)	Cash in the amount of $250,000.

This transaction has been recorded as an asset acquisition.  The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	EHHO	FBHO	Total
Assets
Loan receivable	$100,000	$-	$100,000
Unproved oil and gas properties	139,857	41,716	181,573
	239,857	41,716	281,573
Liabilities
Accounts payable	67,913	-	67,913
Loan payable	100,000	-	100,000
	167,913	-	167,913

Net Assets Acquired	71,944	41,716	113,660

Consideration paid	392,000	98,000	490,000
Excess of consideration paid over fair value of assets acquired	$320,056	$56,284	$376,340

The excess of the purchase consideration over the value of net assets acquired was allocated to the cost of unproven oil and gas properties upon acquisition.

On July 7, 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of ownership capital to EHPC.  Refer to Note 5.

5.	INVESTMENT IN EHHO

Upon issuance of the 90,000 units of ownership capital by EHHO to EHPC on July 7, 2010, the Company’s equity holding of EHHO was reduced to 50% from 100% and the Company recorded a loss on dilution of $196,000.  Subsequent to the dilution of the Company’s investment in EHHO management determined that the Company continued to hold significant influence over the activities of EHHO but did not exercise control.  Accordingly from July 7, 2010, the Company has accounted for its 50% interest in EHHO as an equity investment.

Investment in EHHO	2010

90,000 units of ownership capital	$392,000
Capital contribution	375,000
Non-cash loss on dilution of Company’s interest	(196,000)
571,000
Share of loss of significantly influenced investee	(29,142)

Investment in EHHO at July 31, 2010	$541,858

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

5.	INVESTMENT IN EHHO (Continued)

Summarized information of assets, liabilities, and results of operations of EHHO is presented below:

July 31, 2010

Cash	$626,336
Oil and gas property, unproven	141,443
Total assets	$767,779

Accounts payable	$4,120

Operating expenses and net loss	$58,284

The amount of the underlying equity in net assets of EHHO held by the Company is $381,860.  The difference between this and the equity investment balance of $541,858 is related to the fair value of the oil and gas leases acquired, and has notionally been added to the value of the oil and gas leases in EHHO.  On July 7, 2010, the Company entered into an agreement with EHPC, which resulted in the dilution of the Company’s interest in EHHO to a 50% equity holding.  The agreement called for EHHO to issue 90,000 ownership capital units from treasury to EHPC of which 80,000 would be held initially in escrow; both the Company and EHPC to make capital contributions of $375,000 each to EHHO.  Additionally, EHPC agreed to participate in a private placement of the Company’s stock for 5,000,000 shares at $0.175 per share for proceeds of $875,000.

Upon completion of a reserve report that concludes the lands do not indicate a reservoir with commercial potential then the 80,000 capital units held in escrow shall be released from escrow.  If the report states the lands indicate a reservoir with commercial potential then EHPC shall make a US$1,750,000 loan (the "Loan") to EHHO within sixty days after EHPC has received a copy of the report.  The Loan shall be non-interest bearing, and repayable only from revenue generated from the production of hydrocarbons from lands.  Starting in the second year of production of the hydrocarbons from the lands, 20% of the net revenue from such production shall be applied to repayment of the Loan and continue until the Loan is repaid.  Should EHPC fail to provide the Loan to EHHO within the required sixty day period, then 80,000 ownership capital units held in escrow shall be cancelled.

6.	OIL AND GAS PROPERTIES

	2010	2009

Unproved properties
Acquisition costs	$128,000	$-

Park County, Wyoming

On June 10, 2010 the Company acquired oil and leases in Park County, Wyoming, upon the acquisition of FBHO for $98,000.  In addition, the Company recorded a future income tax liability of $30,000 relating to the excess of book value over the tax value.  The vendors retained a 5% overriding royalty interest in the property.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

7.	RESOURCE PROPERTIES

a)	Texada Island, British Columbia

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

As of July 31, 2009 the Company had incurred property investigation costs amounting to US$14,270 (2008 - $nil) in relation to this agreement.  During the year ended July 31, 2010 the Company incurred $1,105 in expenses pursuant to the agreement.

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

In order to acquire its full interest in the property the Company must advance to the operator $1,100,000 to fund exploration expenditures, provide working capital in phased payments and also issue 4,000,000 restricted common shares to Canafra in stages. The Company will earn its interest at a vested rate of 10% based on its funding efforts until fully funded.

On June 30, 2010, the Company terminated the agreement with Canafra Mineral Exploration Corp. and Two Drums G & C Company Limited with no further obligations.

8.	ADVANCES PAYABLE

At July 31, 2010, an amount of $108,346 (2009 - $182,356) was owing to a former president of the Company for cash advances and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

9.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

	2010	2009
i) Prepaid expenses

Amount advanced to a director for travel expenses	$4,000	-

ii) Due to Directors

Amounts payable for reimbursement of corporate expenses	$1,206	$689

iii) Note Payable

Note payable (Cdn $35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum.	33,915	-

	$35,121	$689

iv) Interest paid

Interest paid to Director on settlement of promissory note	$110	$-

v) Finance fee paid

Finance fee paid to a Director in consideration for arranging a $33,915 (Cdn$35,000) promissory note.	$1,350	$-

iv) Management Fees

Fees paid to two Directors for services rendered	$21,270	$-

10.	NOTES PAYABLE

As at July 31, 2010 $17,442 (2009: $21,181) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.00% as of July 31, 2010), and $6,260 (2009 - $5,541) of accrued interest is payable.

On July 23, 2010, the Company settled a note payable with a director of $4,365 (Cdn$5,000) and accrued interest of $110 (Cdn$127).

During the year ended July 31, 2010, the Company recorded a foreign exchange transaction loss of $1,029 (2009 – gain of $938) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

11.	CAPITAL STOCK

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

On December 19, 2008, the Company issued 801,294 common shares at $0.01 per share for aggregate proceeds of $8,103.

On March 9, 2009 the Company issued 1,619,160 common shares at $0.02 per share for aggregate proceeds of $32,293.

On May 20, 2010, the Company issued 3,000,000 common shares with a fair value of $0.08 per share on the acquisition of EHHO and FBHO.

On July 7, 2010, the Company issued 5,000,000 common shares at $0.175 per share for aggregate proceeds of $875,000.

As of July 31, 2010 and 2009 the Company has no outstanding stock options or warrants.

12.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.  The difference results from the following items:

	2010	2009

Net loss before income taxes	$(364,841)	$(88,856)
Statutory tax rate	34%	34%

Expected tax recovery	(124,000)	(30,200)
Unrecognized items for tax purposes	76,600	13,500
Increase in valuation allowance	47,400	16,700

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2010	2009

Net operating losses	$197,700	$150,300
Valuation allowance	(197,700)	(150,300)
	-	-

Future income tax liabilities	(30,000)	-

Net deferred tax liabilities	$(30,000)	$-

The Company has approximately $581,500 of net operating loss carry forwards which may be used to offset future taxable income.  The losses expire between 2026 and 2030.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

12.	INCOME TAXES (Continued)

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

13.	SUBSEQUENT EVENT

The Company evaluated subsequent events through the financial statements filing.

14.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current year.

Item 7.     Management's discussion and Analysis of Financial Condition and Results of Operations.

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

From inception on April 9, 1999 to July 31, 2010 we have expended $27,780 on consulting fees; $56,905 on filing fees; $39,551 on general and administrative expenses; $17,638 on interest; $17,989 on investor relations; $771,270 on management fees of which $750,000 relate to stock-based compensation; $196,492 on legal, audit and accounting fees; $165,489on resource property examination and exploration; and $20,383 on travel.  The Company has also incurred a loss on dilution of its equity interest in EHHO to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party, and finally recorded 50% of the losses of EHHO of $29,142.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $103,616 and an accumulated deficit of $1,555,675 at July 31, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

OVERVIEW

We have been in the pre-exploration stage since our formation on April 9, 1999, and are not operators of any mines or wells nor are we engaged in any mineral or oil and gas production or sales activities.  We have a minimum amount of cash and have not yet developed any producing resource properties.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily an oil and gas property acquisition, exploration and development company.

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.  Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unevaluated properties are assessed periodically to ascertain whether impairment has occurred.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs.  The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproved properties within the cost centre.

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.   Impairment on the properties with unproved reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases.

Asset retirement obligations (“ARO”) associated with the retirement of tangible long-lived assets, including natural gas and oil properties, are recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of July 31 2010, the Company has determined that it does not have any asset retirement obligation.

We currently do not have any research and development activities planned for the next 12 months.

We currently have no plans to purchase or sell any additional property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months.

On December 4, 2006 Michael Rezac resigned his respective position as Chief Financial Officer in the Company.  However, Mr. Rezac continues to maintain his current position as Secretary of the Company.  On January 12, 2009 Ms. Kathy Whyte resigned her position as President and Chief Financial Officer in the Company and Mr. Luigi Rispoli was appointed as President and Chief Financial Officer.  On May 8, 2009 Mr. Lee Balak was appointed Chief Executive Officer of the Company.  On December 6, 2009 Mr. Lee Balak tendered his resignation as our Chief Executive Officer and director.  Mr. Luigi Rispoli was appointed as our Chief Executive Officer and Chief Financial

Officer.  On March 3, 2010 we announced the appointment of Mr. Ray Jefferd to the Board of Directors as well as his appointment as President and Chief Executive Officer.  We also welcomed Mr. Panfilo Rosatone as a director and Mr. Luigi Rispoli resigned his position as our President and Chief Executive Officer.  Mr. Rispoli continues to be a director and our Chief Financial Officer.

Concurrent to the above changes of our officers and directors, we announced on March 3, 2010 entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC from Mr. Ray Jefferd and Mr. Glen Landry.  The assets of EHHO consist of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana. The assets of FBHO consist of more than 6,400 acres of oil and leases in Park County, Wyoming.  We will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

On March 8, 2010 as finalized on July 7, 2010, we announced that Elk Hills Petroleum Canada Ltd. (EHPC) agreed to invest up to $3,000,000 to acquire a 50% interest in our Elk Hills Heavy Oil, LLC.

On June 14, 2010 we announced the completion of the agreement to acquire 100% of EHHO and 100% of FBHO from Mr. Ray Jefferd and Mr. Glen Landry. The Company has acquired these oil and gas leases as part of its strategic plan to enter into the business of oil and gas production, development, exploration, and the accumulation of oil and gas reserves.

On July 8 we announced the completion of a non-brokered private placement with EHPC for 5,000,000 common shares at $.175 per share for gross proceeds of $875,000.

Concurrent with the private placement Stellar experienced a 50% dilution of its equity interest in EHHO as EHHO issued 90,000 Ownership Units to EHPC.  This transaction replaces the previously announced agreement between Stellar and EHP Canada on March 8, 2010.

Further, Stellar and EHPC have each made $375,000 capital contributions (total $750,000) into EHHO enabling EHHO to undertake an exploration drilling program on the EHHO oil and gas leases in Carbon County, Montana.  Additionally EHPC has agreed in principal to lend EHHO $1,750,000 repayable from future revenue generated from hydrocarbons produced from the EHHO leases. The loan obligation is conditional upon successful results from the $750,000 exploratory drilling program.

Comparison of Twelve Months Ended July 31, 2010 and 2009

We have not generated any revenues from operations since our incorporation on April 9, 1999 through July 31, 2010.  During the year ended July 31, 2010 we incurred cash management fees of $21,270 (2009 - $nil and stock based management compensation of $nil (2009 - $39,700) as a result of the vesting of stock award granted to the president in October 2006.  Professional fees, comprising legal, accounting and audit costs increased to $56,606 (2009 - $26,234) as a result of a increased accounting activity and fees.  Investor relations costs decreased to $nil (2009 - $500).  Interest expenses increased to $1,776 (2009 - $458) due to a one off financing fee being paid to secure working capital financing from a director of Cdn $35,000 in July 2010, interest incurred on the notes payable was consistent with the prior year.  General and administrative expenses amounted to $18,298 (2009 - $841) predominantly as a result of moving the corporate offices to downtown Vancouver and incurring office rental and other general office expenses.  We also experienced a foreign exchange loss of $3,211 (2009 – gain of $122) as a result of the US dollar in general weakening throughout the year.  We incurred $1,105 (2009 - $14,270) in resource property examination and exploration which was significantly less than the prior year as a result of abandoning the Texada Property early in the 2010 fiscal year. Filing fees increased to $17,991 (2009 - $6,975) as a result of bringing BC Securities Commission filings up to date and additional fees being incurred in connection with the acquisition of EHHO and FBHO.  Travel increased to $19,442 (2009 - $nil) as a result of increased corporate activity and the acquisition of EHHO and FBHO.  Loss on dilution of equity interest in EHHO increased to $196,000 (2009 - $nil) as a result of EHHO issuing equity to ehpc resulting in the Company’s investment being diluted to a 50% interest, and share of loss of equity investment (EHHO) increased to $29,142 (2009 - $nil) because EHHO is accounted for as an equity investment and the Company records 50% of EHHO’s profits or losses incurred.

Sales and Marketing Expenses:  We have incurred no sales and marketing expense since the date of inception due to the fact that we are in the pre-exploration stage of our business.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and loans.  We do not anticipate earning revenues until such time as we have entered into commercial production on any of our Oil and Gas properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of Oil and Gas resources on any of our properties, or if such resources are discovered, that we will enter into commercial production on any of the properties.

Net Loss

For the year ended July 31, 2010, we recorded an operating loss of $364,841, consisting of filing fees of $17,991; foreign exchange loss of $3,211; general and administrative expenses of $18,298; interest and financing costs of $1,776; investor relations of $nil; cash management fees of $21,270; legal, accounting and audit fees of $56,606; resource property examination and exploration of $1,105; and travel of $19,442.  The Company has also incurred a loss on dilution of its equity interest in EHHO of $196,000 as a result of EHHO issuing stock from treasury to a third party, resulting in the Company’s interest being 50%, and finally recorded 50% of the losses of the equity investment, EHHO, of $29,142.

There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our activities.

Comparison for Fourth quarter Ended July 31, 2010 and 2009

During the three month period ended July 31, 2009 we incurred cash management fees of $21,270 – (2009 - $nil); professional fees comprising legal, accounting and audit costs increased to $7,866 (2009 - $5,603) as a result of an increase in legal fees.  Investor relations costs were reduced to $nil (2009 - $435).  General and administrative expenses amounted to $11,047 (2009 - $223) as a result of the company incurring rent at offices in Vancouver which were acquired during 2010, and other office related costs not experienced in the comparable period.  We also experienced a foreign exchange loss of $365 (2009 – gain of $548) as a result of the US dollar in general weakening throughout the year.  Interest expense increased to $1,458 (2009 - $84) as a result of incurring a financing fee of $1,349 for arranging additional working capital from a director during the period; property examination ans exploration costs decreased to $nil (2009 $12,635) as the Company abandoned its interest in the Texada property earlier in 2010.  Filing fees increased to $12,506 (2009 - $2,550) as a result of bringing filings up to date with the BC Securities Commission and other regulatory filings regarding the acquisition of EHHO and FBHO.  Travel expenses increased to $19,442 (2009 - $nil) as Company management incurred several business trips in the period.

The Company experienced a non- cash loss on dilution of its equity interest in EHHO of $196,000  (2009 – nil) as a result of EHHO issuing stock from treasury to a third party, resulting in the Company’s equity interest being 50%; and also recorded losses of its equity investment, EHHO, of $29,142 (2009 - $nil)

Liquidity and Further Capital Resources

At July 31, 2010, we had assets of $737,003 comprising cash of $58,300, prepaid expenses of $8,845, an equity investment in EHHO of $541,858 and oil and gas properties in Wyoming of $128,000.  Total stockholders’ equity was $536,242 at July 31, 2010.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of July 31, 2010, we have advances payable of $108,346 (July 31, 2009 - $182,356) relating to advances received from the former President.

At July 31, 2010 amounts owed to related parties totaled $35,121 (July 31, 2010 - $689) comprising the following:

	2010	2009

Amounts payable for reimbursement of corporate expenses	$1,206	$689

Note payable including accrued interest to Director, unsecured bearing interest at 6% per annum	33,915	-
	$35,121	$689

Debt financing received at July 31, 2010 from third parties secured by Promissory Notes together with accrued interest amounted to $23,702.  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

On July 8, 2010 the Company announced that it raised $875,000 via Private Placement at $0.175 upon the issuance of 5,000,000 shares of common stock.

The majority of the funds raised have been allocated for the exploration program to be carried out on the oil and gas properties held in EHHO.

Investor Relations Contract

At July 31, 2010, no investor relations contracts are in force.

Item 7A.   Quantative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

As of July 31, 2010, the end of our fourth fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures are satisfactory.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010.  Effective June 1, 2010, the Company adopted an Audit Committee Charter and formed an audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone. The Audit Committee Charter as adopted follows below.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures, designed to ensure that information required to be disclosed in our reports filed under the Exchange Act in accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on 10K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial report.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  Changes in Internal Control over Financial Reporting in preparation for management's report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.

Material weaknesses identified are as follows:

We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such all accounting and financial reporting operations have been and are currently performed by one individual on an as needed consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles could result in ineffective oversight and monitoring of the work performed by the Company's financial consultant.

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

Item 9B.   Other Information

Reports on Form 8-K, March 4, March 10, June 10, June 16, July 14 and July 30, 2010 respectfully.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Date	Name	Age	Position
Mar. 3, 10 to Present	*Raymond Jefferd	55	President and Chief Executive Officer
June, 02 to Present	Michael Rezac	36	Secretary and Director
Apr. 12, 09 to Present	*Luigi Rispoli	53	Chief Financial Officer and Director
Mar. 3, 10 to Present	*Panfilo Rosatone	71	Director
May 8, 09	Lee Balak	53	Resigned former Chief Executive Officer & Director
* Members of the Audit Committee

All directors hold offices until the next annual meeting of the shareholders or until their successors are duly elected and qualified.  Officers of the Company serve at the discretion of the board of directors.

Raymond Jefferd

Raymond Jefferd, our President and Chief Executive Officer and Director and has been active as an advisor to Asian investors wishing to make investments in the natural resource sector in North America.  He has been an investor in the oil and gas sector and also an inventor of various US patent pending, for a method of enhanced recovery of heavy oil.  In 2007 Mr. Jefferd arranged a $13 million in private placement financings for Poplar Point Energy, a Calgary based junior oil and gas company.

Michael Rezac

Michael Rezac, our Secretary and Director, helped to provide support since our formation in April 1999, and took his position as a director in June 2002.  In the early part of our formation, he was a "key" to most of our accomplishments for a number of years, due to his efforts and ability and raising working capital.  Mr. Rezac will serve as a director until the next annual general meeting of our shareholders whether he can either sit for re-election or until his successors has been duly elected and qualified, or until his resignation or removal.  We have no employment contract in place with Mr. Rezac.

Luigi Rispoli

Luigi Rispoli, our Chief Financial Officer and a Director, was our past President.  Mr. Rispoli has been a loyal supporter of the Company.  Mr. Rispoli has provided valuable services to the Company and shown great dedication.  He has stepped up by making key decisions to improve the future of the Company.

Panfilo Rosatone

Panfilo Rosatone, a Director, a long term believer and investor of the Company, has a very strong and independent voice towards the day to day running of the Company.

Lee Balak

Mr. Balak resigned his positions as Chief Executive Officer and a Director on December 6, 2009.

Mr. Balak had over 30 years experience in the business and public market sector.  Throughout his career he has worked in various capacities from founder to CEO.  Mr. Balak has specialized experience on projects located within Asia, Africa and Central and South America, and has had great successes in dealing with the governments in those areas.

Item 11.    Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2010.

ANNUAL COMPENSATION

Name	Title	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Award # Shares	Options/LTIP SAR Payouts	All Other Comp.
Raymond Jefferd	President/CEO	2010	Nil	Nil	$12,620	Nil	Nil	Nil

Michael Rezac	Director/ Sec.	2010 2009 2008 2007 2006 2005	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil

Luigi Rispoli	Director/ CFO	2010 2009	Nil Nil	Nil Nil	$8,650 Nil	Nil Nil	Nil Nil	Nil Nil

K. Whyte	Past Pres./CEO/CFO	2010 2009 2008 2007	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil 6,000,000	Nil Nil Nil Nil	Nil Nil Nil Nil

A. Reid	Past Pres./CEO	2007	Nil	Nil	Nil	Nil	Nil	Nil

Long Term Incentive Awards

The Company presently has no long-term incentive award program.  On October 3, 2007, under a restricted stock award agreement, the Company issued 6,000,000 post-split of restricted common stock with a fair value of $750,000 to the Company's then President.  Stock-based compensation expenses recognized during the year ended July 31, 2010 totaled $nil (2009 - $39,700)

Fringe Benefits and Pre-requisites

The Company presently provides no fringe benefits to any Director.

As at July 31, 2010, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered.  The Board of Directors have recommended the adoption of a Restricted Option Award in an effort to attract, retain, and reward quality executives, employees, and other persons who provide services to the Company, which will enable such persons to acquire or increase interest in the Company in order to strengthen the mutuality of interests between such persons and the Company's shareowners, and providing such person with annual and long term performance incentive to expend their maximum efforts in the creation of share owner value.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters

The following table sets forth, as of July 31, 2010, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group.  Each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Common Stock	Ray Jefferd, President & CEO 375 N. Stephanie Street, Suite 1411, Las Vegas, Nevada, 89014	1,500,000	3.84%

Common Stock	Michael Rezac Secretary/Treasurer and Director 201-454 West 12th Street, Vancouver, B.C. V6R 2T3	724,830	1.86%

Common Stock	Luigi Rispoli Director and Chief Financial Officer 367 Johnston Street, New Westminster, B.C. V3M 5M4	1,481,624	3.79%

Common Stock	Panfilo Rosatone Director 12552 – 190A Street, Maple Ridge, B.C. V3Y 2J2	*3,058,074	7.83%

Common Stock	Kathy Whyte, Former Chief Executive Officer 151 – 10090 – 152nd Street, Suite 401, Surrey B.C. V3R 8X8	6,000,000	15.36%

Common Stock	All Officers and Directors as a Group consist of 4 people.	6,764,528	17.31%

*Panfilo Rosatone directly owns 2,755,854 common shares (7.05%).  Related party owns 302,220 of the common stock of the Company.

The percentage of class is based on 39,060,650 shares of common stock issued and outstanding as of July 31, 2010.

Description of Securities

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of July 31, 2010, there were 39,060,650 shares of our common stock issued and outstanding held by 37 stockholders of record.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder's vote.  Holders of common stock do not have cumulative voting rights.  Therefore, holders of a majority of shares of common stock voting for the election of directors can elect all of the directors.  Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stock holders.

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

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds.  In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.  Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

As of July 31, 2010, we have advances payable of $108,346 (July 31, 2009 - $182,356) relating to advances received from a former President.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

At July 31, 2010 amounts owed to related parties totaled $35,121 (July 31, 2010 - $689) comprising the following:

	2010	2009

Amounts payable for reimbursement of corporate expenses	$1,206	$689

Note payable including accrued interest to Director, unsecured bearing interest at 6% per annum	33,915	-
	$35,121	$689

During the year ended July 31, 2010, the following amounts were accrued or paid to related parties:

	2010	2009

Interest paid to Director on settlement of promissory note	$110	$-

Finance fee paid to a Director in consideration for arranging a $33,915 (Cdn$35,000) promissory note.	$1,350	$-

Management fees paid to two Directors for services rendered	$21,270	$-

On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company's then President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 shares vested on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008.  The fair value of the restricted stock award which amounted to $750,000 is being amortized on a straight line basis over the vesting period.

The restricted stock award has been accounted for as deferred compensation whereby the fair value of the awards is recorded as a reduction of stockholders' deficit until earned by the award holder.  At such time, the appropriate amounts will be charged to operations.

Pursuant to this restricted stock award the Company recorded stock based compensation of $nil (2009 $39,700), as the compensation was fully earned by the award holder in 2009.

Subsequent Events

Elk Hills Heavy Oil LLC, a 50% owned subsidiary of the Company, commenced its work program of exploratory drilling and coring on its oil and gas leases in Montana, USA.

Item 14.    Principal Accounting Fees and Services

Dale Matheson Carr-Hilton LaBonte, LLP ("DMCHL") has billed us aggregate audit and audit related fees of approximately $20,600 for the year ended July 31, 2010.

We understand the need for DMCHL to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of DMCHL, Management has restricted the non-audit services that DMCHL may provide to us and has determined that we would obtain these non-audited services from DMCHL only when the services offered by DMCHL are more effective or economical than services available from other service providers.

Management has pre-approved all non-audited work performed by DMCHL to undertake to provide assurances of accuracy on matters not required by laws or regulations.

The aggregate fees billed for professional services to DMCHL in 2010 and 2009 for services were:

Type of Fees	2010	2009

Audit fees	$12,000	$8,500
Audit related fees	8,600	7,800
Tax fees	-	-
All other fees	-	-

Total	$20,600	$17,800

In the above table, in accordance with the SEC's definitions and rules, "audited fees" are fees the company paid DMCHL for professional services for the financial statements included in the audit of our financial reporting and the review of our quarterly financial statements included in our Form 10-K's as well as for services that are normally provided by accounting firms in connection with statutory and regulatory filings or engagements.

Item 15.    Exhibits, Financial Statement Schedules

(a) the following documents are filed as part of this report.

1.	FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting firm therein are filed as part of this Report on Form 10-K..

2.
FINANCIAL STATEMENTS SCHEDULES: Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

3.	EXHIBITS: The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Option Agreement (1)
31.1	Rule 13a – 14(a) Certification of Chief Executive Officer
31.2	Rule 13a – 14(a) Certification of Chief Financial Officer
32	Officers Section
(1) Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 18, 2010

By:      Ray Jefferd
Ray Jefferd,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Ray Jefferd
	Ray Jefferd	President Director Chief Executive Officer	November 18, 2010

By:	/s/ Luigi Rispoli
	Luigi Rispoli	Director Chief Financial Officer	November 18, 2010

By:	/s/ Michael Rezac
	Michael Rezac	Director Secretary/Treasurer	November 18, 2010

By:	/s/ Panfilo Rosatone
	Panfilo Rosatone	Director	November 18, 2010

STELLAR RESOURCES LTD.

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Option Agreement (1)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32	Officers Section

(1) Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.