Form 10-Q
period 2010-10-31
STELLAR RESOURCES LTD
filed 2010-12-15
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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
☒  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 15, 2010 is 39,106,483.

Part  I – FINANCIAL INFORMATION

Item 1.   Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)

	OCTOBER 31,	JULY 31,
	2010	2010

ASSETS

Current
Cash	$5,740	$58,300
Amounts receivable (Note 8)	15,000	-
Prepaid expenses	4,912	8,845
	25,652	67,145

Investment in EHHO (Note 5)	541,246	541,858
Oil and gas properties, unproven (Note 6)	132,080	128,000

	$698,978	$737,003

LIABILITIES

Current
Accounts payable	$38,401	$3,592
Advances payable (Note 7)	108,346	108,346
Due to related parties (Note 8)	36,810	35,121
Notes payable (Note 9)	24,145	23,702
	207,702	170,761

FUTURE INCOME TAX LIABILITY (Note 6)	30,000	30,000
	237,702	200,761

STOCKHOLDERS’ EQUITY

Capital stock (Note 10)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
39,060,650 common shares (July 31, 2010: 39,060,650 common shares)	39,060	39,060
Additional paid-in capital	2,059,142	2,059,142
Deficit accumulated during the exploration stage	(1,630,296)	(1,555,674)
Accumulated other comprehensive loss	(6,630)	(6,286)
	461,276	536,242

	$698,978	$737,003

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010

Expenses
General and administrative	$26,759	$2,510	$188,413
Interest and finance fees (Notes 8 and 9)	642	107	18,280
Investor relations	-	-	17,989
Management fees (Note 8)	21,233	-	792,503
Professional fees	40,376	16,630	236,868
Property examination and expenditure costs	-	1,105	165,489

Loss before other items	(89,010)	$(20,352)	(1,419,542)

Other Items
Management fees (Note 8)	15,000		15,000
Dilution loss from EHHO (Note 5)	-	-	(196,000)
Loss from equity interest in EHHO (Note 5)	(612)	-	(29,754)

Net Loss	$(74,622)	$20,352	$(1,630,296)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	39,060,650	31,060,650

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(74,622)	$(20,352)	$(1,630,296)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,518
Unrealized foreign exchange	647		647
Stock-based compensation	-	-	750,000
Accrued interest	641	107	18,812
Dilution loss		-	196,000
Share of loss of equity investment	612	-	29,754
Changes in operating assets and liabilities:
Amounts receivable	(15,000)		(15,000)
Prepaid expenses	3,933	-	(4,912)
Accounts payable and accrued liabilities	34,809	8,929	38,401
Net cash used in operating activities	(48,980)	(11,316)	(604,076)

Cash Flows from Financing Activities
Increase (decrease) in bank indebtedness	-	-	-
Proceeds from issuance of common stock	-	-	1,005,629
Proceeds from (repayment of) notes payable	-	-	89,300
Advances payable	-	13,060	108,346
Advances from related parties	500	(2,020)	35,621
Net cash provided by financing activities	500	11,040	1,238,896

Cash Flows from Investing Activities
Oil and gas properties	(4,080)	-	(254,080)
Investment in EHHO	-	-	(375,000)
Net cash used in investing activities	(4,080)	-	(629,080)

Net Increase (Decrease) in Cash	(52,560)	(276)	5,740

Cash, Beginning	58,300	1,193	-

Cash, Ending	$5,740	$917	$5,740

Continued…

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for:
Interest	$-	$-	$110
Income taxes	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

Common shares issued on acquisition of EHHO and FBHO	$-	$-	$240,000

Future income tax liability on property acquisition	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

On June 10, 2010, the Company completed the acquisition of 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”).  EHHO’s assets consist of oil and gas leases in Carbon County, Montana, and FBHO’s assets consists of oil and gas leases in Park County, Wyoming.  On July 7 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of capital to Elk Hills Petroleum Canada Inc. (“EHPC”).  As a result of the above transactions the Company’s focus has changed from the exploration of mineral properties to oil and gas exploration.  On August 24, 2010, the Company completed the acquisition of 100% of Core54 Petroleum Canada Ltd, (“Core 54”). (Note 5)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had a working capital deficit of $182,050 and an accumulated deficit of $1,630,296 at October 31, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future acquisition and development of resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with third parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

2.	SIGNIFICANT ACCOUNTING POLICY

Basis of Consolidation

The consolidated financial statements include the results of the Company and the post acquisition results of its wholly-owned subsidiaries, FBHO, a company incorporated in Washington State on February 28, 2010 and Core 54, a company incorporated in British Columbia, Canada on March 9, 2010.

The Company previously consolidated its interest in EHHO; however, on July 7, 2010 the Company’s interest in EHHO was reduced to the level of significant influence, and thus effective July 7, 2010, the investment in EHHO is recorded using the equity method of accounting (Note 6).

All intercompany balances and transactions have been eliminated in the consolidation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Not Yet Adopted

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

4.	AQUISITION

On August 24, 2010, pursuant to an acquisition agreement the Company acquired 100% of the outstanding share capital of Core54 for $6,300 cash.

Core54 had no assets or liabilities upon acquisition.  The excess of the purchase consideration over the value of net assets acquired of $6,300 was allocated to legal fees upon acquisition and expensed to operations.

5.	INVESTMENT IN EHHO

Upon issuance of the 90,000 units of ownership capital by EHHO to EHPC on July 7, 2010, the Company’s equity holding of EHHO was reduced to 50% from 100% and the Company recorded a loss on dilution of $196,000.  Of the 90,000 units of ownership capital issued to EHPC, 80,000 are held in escrow.  Subsequent to the dilution of the Company’s investment in EHHO, management determined that the Company continued to hold significant influence over the activities of EHHO but did not exercise control.  Accordingly from July 7, 2010, the Company has accounted for its 50% interest in EHHO as an equity investment.

	OCTOBER 31,	JULY 31,
Investment in EHHO	2010	2010

90,000 units of ownership capital	$392,000	$392,000
Capital contribution	375,000	375,000
Non-cash loss on dilution of the Company’s interest	(196,000)	(196,000)
	571,000	571,000
Share of loss of significantly influenced investee	(29,754)	(29,142)

Investment in EHHO, end of period	$541,246	$541,858

Upon completion of a reserve report that concludes the lands held in EHHO do not indicate a reservoir with commercial potential then 80,000 capital units of EHHO held in escrow, shall be released from escrow.  If the report states the lands indicate a reservoir with commercial potential then EHPC shall make a US$1,750,000 loan (the "Loan") to EHHO within sixty days after EHPC has received a copy of the report.  The Loan shall be non-interest bearing, and repayable only from revenue generated from the production of hydrocarbons from lands.  Starting in the second year of production of hydrocarbons from the lands, 20% of the net revenue from such production shall be applied to repayment of the Loan and will continue until the Loan is repaid.  Should EHPC fail to provide the Loan to EHHO within the required sixty day period, then 80,000 ownership capital units held in escrow shall be cancelled.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

6.	OIL AND GAS PROPERTIES

	OCTOBER 31,	JULY 31,
	2010	2010

Unproved properties
Acquisition costs	$128,000	$128,000
Annual lease costs	4,080	$-

	$132,080	$128,000

Park County, Wyoming

On June 10, 2010 the Company acquired oil and leases in Park County, Wyoming, upon the acquisition of FBHO for $98,000.  In addition, the Company recorded a future income tax liability of $30,000 relating to the excess of book value over the tax value.  The vendors retained a 5% overriding royalty interest in the property.

7.	ADVANCES PAYABLE

At October 31, 2010, an amount of $108,346 (July 31, 2010 - $108346) was owing to a former president of the Company for cash advances and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

8.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

	OCTOBER 31,	JULY 31,
	2010	2010

i) Amounts receivable

Management fees due from EHHO	$15,000	$-

ii) Prepaid expenses

Amount advanced to a director for travel expenses	$-	$4,000

iii) Due to Directors

Amounts payable for reimbursement of corporate expenses	$1,706	$1,206

iv) Note Payable

Note payable (Cdn $35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum.	35,104	33,915
	$36,810	$35,121

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (Continued)

	THREE MONTHS ENDED
	OCTOBER 31
	2010	2009
Interest paid

Interest accrued to a Director pursuant to promissory note	$542	$-

Management Fees

Charged to EHHO	$15,000	-

Fees paid to three Directors for services rendered	$21,233	$-

9.	NOTES PAYABLE

As at October 31, 2010 $17,512 (July 31, 2010: - $17,442) was due on  third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.00% as of October 31, 2010), and $6,630 (July 31, 2010 - $6,260) of accrued interest is payable.

During the three month period ended October 31, 2010, the Company recorded a foreign exchange transaction gain of $344 (October 31, 2009 – loss of $371) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

10.	CAPITAL STOCK

The Company’s authorized share capitalization is 200,000,000  common shares with a par value of $0.001 per share.

The Company did not issue shares of its common stock during the three month period ending October 31, 2010.

As of October 31, 2010 and July 31, 2010 the Company has no outstanding stock options or warrants.

11.	SUBSEQUENT EVENT

Subsequent to the period end, pursuant to a private placement, the Company issued 45,833 common shares at a price of $0.30 gross proceeds of US$13,750.

The Company evaluated subsequent events through the financial statements filing date.

Item 2.   Management Discussion and Analysis of Financial Condition and Results of Operations

Our actual results could differ materially form those reflected in these forward-looking statements as a Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or could also have material adverse effect on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

From inception on April 9, 1999 to October 31, 2010 we have expended $188,413 on general and administrative costs; $18,280 on interest and finance charges; $17,989 on investor relations; $792,503 on management fees of which $750,000 relates to stock-based compensation; $236,868 on legal, audit and accounting fees and $165,489 on resource property examination and exploration.  The Company has also incurred a loss on dilution of its equity interest in Elk Hills Heavy Oil :LLC. (“EHHO’) to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party; recorded 50% of the losses of EHHO amounting to $29,754 and finally recorded management fee income of $15,000 which was earned directly from EHHO for management services provided.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $182,050 and an accumulated deficit of $1,630,296 at October 31, 2010.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of October 31 2010, the Company has determined that it does not have any asset retirement obligation.

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

Concurrent to the above changes of our officers and directors, we announced on March 3, 2010 entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC (“FBHO”) from Mr. Ray Jefferd and Mr. Glen Landry.  The assets of EHHO consist of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana. The assets of FBHO consist of more than 6,400 acres of oil and leases in Park County, Wyoming.  We have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

On June 14, 2010 we acquired 100% of EHHO and 100% of FBHO from Mr. Ray Jefferd and Mr. Glen Landry. The Company has acquired these oil and gas leases as part of its strategic plan to enter into the business of oil and gas production, development, exploration, and the accumulation of oil and gas reserves.

On July 8 we announced the completion of a non-brokered private placement with Elk Hills Petroleum Canada Ltd. (“EHPC”) for 5,000,000 common shares at $.175 per share for gross proceeds of $875,000.

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

During the three month period ended October 31, 2010, EHHO commenced its exploration of the property and expensed approximately $500,000 on drilling two exploratory wells and other exploration related costs.  EHHO has since completed its third exploratory well. All three wells were logged, two wells were cored and completed..  The Company recovered 150 feet of 4” core from two wells which had oil bearing material.  The results of the exploration activities undertaken to date are currently being evaluated.

On August 24th, 2010 the Company acquired 100% of Core54 Petroleum Canada Ltd. (“Core54”) for $6,300 cash.  Upon acquisition Core54 had no assets or liabilities.  This acquisition was completed for the purpose of acquiring oil and gas properties located within Canada in the future.

Results of Operations for the Three Months Ended October 31, 2010

We have not generated any revenues from operations since our incorporation on April 9, 1999 through October 31, 2010.  During the three month period ended October 31, 2010 the Company incurred a loss of $74,622.  The loss for the comparable three month period of the prior year was $20,352.  During the three month period ended October 31, 2010 we incurred management fees of $21,233 (2009 - $nil).  Professional fees, comprising legal, accounting and audit costs increased to $40,376 (2009 - $16,630) as a result of increased accounting and audit costs resulting from increased business activities and a larger group structure.  Interest expense increased to $642 (2009 - $107) as the Company entered into new promissory notes during the latter part of the prior year and accrued interest has increased accordingly. The interest is based on Canadian dollar denominated advances and loans which has increased recently due to the increase in interest rates in Canada.  General and administrative expenses amounted to $26,759 (2009 - $2,510).  General and administrative fees now have been expanded to include filing fees, consulting fees, rent and other general costs which have all increased due to the increased business activities of the Company.  Foreign exchange gains (losses) were consistent with the previous period and were also aggregated into general and administrative costs.

The Company also recorded management fee income of $15,000 (2009 - $nil) which was charged to EHHO for management services provided by the Company, and finally recorded a loss from equity interest in EHHO of $612 (2009 - $nil).

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

Liquidity and Further Capital Resources

At October 31, 2010, we had assets of $698,978 comprising cash of $5,740, amounts receivable of $15,000, prepaid expenses of $4,912, an equity investment in EHHO of $541,246 and oil and gas properties in Wyoming of $132,080.  Total stockholders’ equity was $461,276 at October 31, 2010.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of October 31, 2010, we have advances payable of $108,346 (July 31, 2010 - $108,346) relating to advances received from the former President.

At October 31, 2010 amounts owed to or from related parties totaled $36,810 (July 31, 2010 - $35,121) comprising the following:

	OCTOBER 31,	JULY 31,
	2010	2010

i) Amounts receivable

Management fees due from EHHO	$15,000	$-

ii) Prepaid expenses

Amount advanced to a director for travel expenses	$-	$4,000

iii) Due to Directors

Amounts payable for reimbursement of corporate expenses	$1,706	$1,206

iv) Note Payable

Note payable (Cdn $35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum.	35,104	33,915
	$36,810	$35,121

During the three month periods ended October 31, 2010 and 2009 the Company incurred the following transactions with related parties:

	THREE MONTHS ENDED
	OCTOBER 31
	2010	2009

Interest paid
Interest accrued to a Director pursuant to promissory note	$542	$-

Management Fee Income
Charged to EHHO for services rendered	$15,000	$-

Management Fee Expense
Fees paid to three Directors for services rendered	$21,233	$-

Debt financing received at October 31, 2010 from third parties secured by Promissory Notes together with accrued interest amounted to $24,145 (Cdn$24,600).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.   Quantative and Qualitive Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

As of October 31, 2010, the end of our first fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are satisfactory.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.  Effective June 1, 2010, the Company adopted an Audit Committee Charter and formed an audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone.

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

On July 7, 2010 the Company entered into a private placement with Elk Hills Petroleum Canada and sold 5,000,000 of its common shares at US$.175 per share for net proceeds of $875,000.

On December 1, 2010 the Company issued 45,833 common shares at $0.30 for aggregate proceeds of $13,750.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

No reports were filed by the Issuer.

Item 6.   Exhibits

31.1	Certification of Ray Jefferd, Chief Executive Officer of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Luigi Rispoli, Chief Financial Officer of Stellar Resources Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Ray Jefferd, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Luigi Rispoli, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     December  15, 2010

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President and Chief Executive Officer

By:	/s/ Luigi Rispoli
Luigi Rispoli
Director and Chief Financial Officer

By:	/s/ Michael Rezac
Michael Rezac
Director