Form 10-Q
period 2011-01-31
STELLAR RESOURCES LTD
filed 2011-03-18
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 17, 2011, is 40,291518.

Part  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	JANUARY 31,	JULY 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$287	$58,300
Prepaid expenses (Note 8)	1,517	8,845
	1,804	67,145

Investment in EHHO (Note 5)	540,259	541,858
Oil and gas properties, unproven (Note 6)	132,080	128,000

	$674,143	$737,003

LIABILITIES

Current
Accounts payable	$64,562	$3,592
Advances payable (Note 7)	108,346	108,346
Due to related parties (Note 8)	36,983	35,121
Notes payable (Note 9)	24,541	23,702
	234,432	170,761

Future income tax liability (Note 6)	30,000	30,000
	264,432	200,761

STOCKHOLDERS’ EQUITY

Capital stock (Note 10)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
39,106,483 common shares (July 31, 2010: 39,060,650 common shares)	39,106	39,060
Additional paid-in capital	2,072,846	2,059,142
Deficit accumulated during the exploration stage	(1,695,319)	(1,555,674)
Accumulated other comprehensive loss	(6,922)	(6,286)
	409,711	536,242

	$674,143	$737,003

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2011	2010	2011	2010	2011

Expenses

General and administrative	$28,582	$780	$55,341	$3,290	$216,995
Interest and finance fees (Notes 8 and 9)	611	107	1,253	214	18,891
Investor relations	-	-	-	-	17,989
Management fees (Note 8)	13,923	-	35,156	-	806,426
Professional fees	20,920	4,730	61,296	21,360	257,788
Property examination and expenditure costs	-	-	-	1,105	165,489

Loss before other items	(64,036)	(5,617)	(153,046)	(25,969)	1,483,578

Other Items
Management fees (Note 8)	-	-	15,000	-	15,000
Dilution loss from EHHO (Note 5)	-	-	-	-	(196,000)
Loss from equity interest in EHHO (Note 5)	(987)	-	(1,599)	-	(30,741)

Net Loss	$(65,023)	$(5,617)	$(139,645)	$(25,969)	$(1,695,319)

Basic and Diluted Net Loss Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	39,097,017	31,060,650	39,078,834	31,060,650

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	SIX MONTHS ENDED		TO
	JANUARY 31,		JANUARY 31,
	2011	2010	2011

Cash Flows from (used in) Operating Activities
Net loss	$(139,645)	$(25,969)	$(1,695,319)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,518
Unrealized foreign exchange	786		786
Stock-based compensation	-	-	750,000
Accrued interest	1,252	214	19,423
Dilution loss	-	-	196,000
Share of loss of equity investment	1,599	-	30,741
Changes in operating assets and liabilities:
Prepaid expenses	7,328	-	(1,517)
Accounts payable	60,997	513	64,589
Net cash used in operating activities	(67,683)	(25,242)	(622,779)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	13,750	-	1,019,379
Proceeds from (repayment of) notes payable	-	-	89,300
Advances payable	-	30,845	108,346
Advances from related parties	-	(5,671)	35,121
Net cash provided by financing activities	13,750	25,174	1,252,146

Cash Flows from (used in) Investing Activities
Oil and gas properties	(4,080)	-	(254,080)
Investment in EHHO	-	-	(375,000)
Net cash used in investing activities	(4,080)	-	(629,080)

Net Increase (Decrease) in Cash	(58,013)	(68)	287

Cash, Beginning	58,300	1,193	-

Cash, Ending	$287	$1,125	$287

Continued…

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	SIX MONTHS ENDED		TO
	JANUARY 31,		JANUARY 31,
	2011	2011	2011

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for:
Interest	$-	$-	$110
Income taxes	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

Common shares issued on acquisition of EHHO and FBHO	$-	$-	$240,000

Future income tax liability on property acquisition	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

On June 10, 2010, the Company completed the acquisition of 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”).  EHHO’s assets consist of oil and gas leases in Carbon County, Montana, and FBHO’s assets consist of oil and gas leases in Park County, Wyoming.  On July 7 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of capital to Elk Hills Petroleum Canada Inc. (“EHPC”).  As a result of the above transactions the Company’s focus has changed from the exploration of mineral properties to oil and gas exploration.  On August 24, 2010, the Company completed the acquisition of 100% of Core54 Petroleum Canada Ltd, (“Core 54”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had a working capital deficit of $232,628 and an accumulated deficit of $1,695,319 at January 31, 2011.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future acquisition and development of resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with third parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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
JANUARY 31, 2011
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Not Yet Adopted

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

4.	AQUISITION

On August 24, 2010, pursuant to an acquisition agreement the Company acquired 100% of the outstanding share capital of Core54 for $1 cash.

Core54 had no assets but had liabilities of $6,300 upon acquisition.  The excess of the purchase consideration over the value of net liability assumed of $6,300 was expensed on acquisition.

5.	INVESTMENT IN EHHO

Upon issuance of 90,000 units of the capital of EHHO to EHPC on July 7, 2010, the Company’s equity holding of EHHO was reduced to 50% from 100% and the Company recorded a loss on dilution of $196,000.  Of the 90,000 units of capital issued to EHPC, 80,000 are held in escrow.  Subsequent to the dilution of the Company’s investment in EHHO, management determined that the Company continued to hold significant influence over the activities of EHHO but did not exercise control.  Accordingly from July 7, 2010, the Company has accounted for its 50% interest in EHHO as an equity investment.

	JANUARY 31,	JULY 31,
Investment in EHHO	2011	2010

90,000 units of ownership capital	$392,000	$392,000
Capital contribution	375,000	375,000
Non-cash loss on dilution of the Company’s interest	(196,000)	(196,000)
	571,000	571,000
Share of loss of significantly influenced investee	(30,741)	(29,142)

Investment in EHHO	$540,259	$541,858

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

6.	OIL AND GAS PROPERTIES

	JANUARY 31,	JULY 31,
	2011	2010

Unproved properties
Acquisition costs	$128,000	$128,000
Annual lease costs	4,080	$-

	$132,080	$128,000

Park County, Wyoming

On June 10, 2010 the Company acquired oil and leases in Park County, Wyoming, upon the acquisition of FBHO for $98,000.  In addition, the Company recorded a future income tax liability of $30,000 relating to the excess of book value over the tax value.  The vendors retained a 5% overriding royalty interest in the property.

7.	ADVANCES PAYABLE

At January 31, 2011, an amount of $108,346 (July 31, 2010 - $108,346) was owing to a former president of the Company for cash advances and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

8.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

	JANUARY 31,	JULY 31,
	2011	2010
Balances:
i) Prepaid expenses
Amount advanced to a director for travel expenses	$-	$4,000

ii) Due to directors
Amounts payable for reimbursement of corporate expenses	$1,206	$1,206

Note payable (Cdn $35,000) including accrued interest to Director, unsecured, bearing interest at 6% per annum and due July 25, 2011.	35,777	33,915
	$36,983	$35,121

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (Continued)

	SIX MONTHS ENDED
	JANUARY 31
	2011	2010
Transactions:
i) Interest accrued to a Director pursuant to promissory note	$1,049	$-

ii) Management fees charged to EHHO	$15,000	-

iii) Fees paid to three Directors for services rendered	$35,156	$-

9.	NOTES PAYABLE

As at January 31, 2011 $17,851 (July 31, 2010: - $17,442) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of January 31, 2011), and $6,690 (July 31, 2010 - $6,260) of accrued interest is payable.

During the six month period ended January 31, 2011, the Company recorded a foreign exchange transaction loss of $636 (January 31, 2010 – loss of $454) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

10.	CAPITAL STOCK

The Company’s authorized share capitalization is 200,000,000 common shares with a par value of $0.001 per share.

On November 19, 2010, the Company accepted a share subscription for 45,833 common shares at $0.30 per share for aggregate proceeds of $13,750.

As of January 31, 2011 and July 31, 2010 the Company has no outstanding stock options or warrants.

11.	SUBSEQUENT EVENT

Subsequent to the period end, pursuant to a private placement, the Company accepted the following share subscriptions:

On February 11, 2011 the Company accepted a share subscription for 101,215 common shares at $0.20 for aggregate proceeds of $20,243.

On February 25, 2011 the Company accepted a share subscription for 136,353 common shares at $0.15 for aggregate proceeds of $20,453.

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

From inception on April 9, 1999 to January 31, 2011 we have expended; $216,995 on general and administrative expenses; $18,891 on interest; $17,989 on investor relations; $806,426 on management fees of which $750,000 relate to stock-based compensation; $257,788 on legal, audit and accounting fees and $165,489 on resource property examination and exploration.  The Company has also charged management fees of $15,000 to EHHO for services rendered, incurred a loss on dilution of its equity interest in EHHO to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party, and finally recorded 50% of the losses of EHHO of $30,741.

To date, the Company has not generated any revenues from operations and had a working capital deficit of $232,628 and an accumulated deficit of $1,695,319 at January 31, 2011. The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of January 31 2011, the Company has determined that it does not have any asset retirement obligation.

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

Subsequent Events

The Company has received a report on the EHHO lands summarizing the exploration activities on the two of the three test wells drilled in 2010.

The Morris Block

From the introduction of the Morris Block Evaluation Report prepared by Glen Landry of Longshot Oil and Ted Doughty of Prisem Geoscience Consulting.

Introduction

The 15-13 Bauwens was drilled as an exploration well to evaluate the Tensleep sands in the hanging wall of the Bluewater fault.  This location was determined to be the highest structural position along approximately 8.5 miles of the Bluewater fault.

The Tensleep sandstone was encountered approximately 54 feet high to the prognosis at a depth of 1350 feet KB.  After encountering the oil shows at this point, it was determined that the core point was too high in perhaps the Crow Mountain sand and that we should drill ahead to the prognosticated top.  The decision was reversed but 16 feet of the top of the Tensleep has already been cut.

A total of 93 feet of 4 inch core was cut and recovered.  The top 3-4 feet were oil saturated.  Logs confirm the water line.  Approximately 20 feet of oil column is present.

The volume of oil can be calculated from the Anderson photo interpretation or from surface measurements of the Gray bull sands by Ted Doughty.

Conclusion

The 15-13 Bauwens was drilled to evaluate the idea that oil would accumulate on the downdip or hanging wall of the Bluewater fault.  It was hoped that the commercial oil leg would extend downdip as much as one mile or more from the drill site.

The oil leg is very commercial.

Morris Block	High	Most Likely	Low
Oil in Place	15,000,000	10,000,000	5,000,000
Recovery Factor	60%	50%	40%
Oil in Tanks	9,000,000	5,000,000	2,000,000
Total Net Profit	372,960,000	207,200,000	82,880,000

It is hard to believe that the vertical column in the 15-13 Bauwens is not larger.  Several theories may explain the size of the reservoir in the Morris Block. , as follows.

Limiting reservoir parameters

1.
There may be leakage across the fault.  The Loma Oil #1 just two mil-es to the northeast was drilled across the fault and an accumulation of 20 feet is present.  This suggests that some leakage is present along the fault.  The oil column in the Morris Block stops at 1350 or +3270.

2.
All oil fields around the flank of the Pryor Mountains have a tilted water table.  While the bottom of the column in the Morris Block is at +3279 we will likely find the column to be much lower further down the flank of the trap.

3.
The various blocks may carry separate water lines from the sealing along their flanks.  We have an apparent waterline at +2963 in the Barber #1 located in the northwest of section one of the Jim and Mary Block, located two miles north.  Numerous waterlines are depicted in the fault blocks on the original cross section.

The oil leg is expected to be thicker and wider as we explore to the north.  Development drilling should follow the handing wall with adequate setback so as to not cut the fault.

Summary

The core in the 15-13 revealed limited permeability in the upper portion of the core samples.  Porosity improves in the lower wet section.  The offsetting updip development wells will be oil wet in this section, with 64 feet of pay likely.

Permeability may or may not be adequate for commercial production with steam.  We think commercial viability is likely.  Based upon our evaluation, the Morris Block should produce in excess of 5 mmbo.

Two options are available:

1.	Drill additional updip wells to further block reserves and provided additional baseline data for the reservoir engineer.

2.	Retain the reservoir engineer, KADE Technologies, to model the reserves and producibility of the field from the 15-13 Bauwens alone.

Glen Landry, Longshot Oil, LLC

Ted Doughty, Prisem Geoscience Consulting

The Paugh Block

The 2-25 Paugh was drilled to explore the reserve potential of the Tensleep Sandstone.  Cuttings and core suggest a very large reserve potential subject to the results of the core analysis.  Only 40 feet of core survived the trip to Calgary but the analysis was revealing.  Oil saturations were in the 30% - 45% range, below the saturation to be commercial.  Updip drilling should increase the oil saturation significantly.

The northeast of section 36 should be adequately updip to attain commercial oil saturations.

Permeability is a problem.  Originally the risk in the project was adequate permeability.  There was some concern that the core lab could not get the crude flushed from the plugs to adequately determine the permeability.  As can be seen by the charts on the following page the permeability is primarily 1 – 5 millidarcies.  This analysis is likely close to the truth but note that the permeability does not track with the porosity, but instead is “flatline”.  One can question whether we got the bitumen out of the pore space before the calculation was made.

Summary

In summary, a significant amount of oil was observed in the Paugh 2-25.  A shift of a few points in saturation and permeability would make the prospect a world class deposit.  More drilling is recommended.

In future the porosity core data from this well will be overlain atop the electric logs as was done in the Bauwens.  The log calculations for porosity and oil saturation will be qualified with the core.  Logging on new wells will be calibrated from the core to approximately the true porosity and oil saturation with the need for new cores.

Glen M Landry.

Results of Operations for the Six Months Ended January 31, 2011

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2011.  During the six month period ended January 31, 2011 the Company incurred a loss of $139,645.  The loss for the comparable six month period of the prior year was $25,969.  During the six month period ended January 31, 2011 we incurred management fees of $35,156 (2010- $nil).  Professional fees, comprising legal, accounting and audit costs increased to $61,296 (2010 - $21,360).  Interest expense increased to $1,253 (2010 - $214) as the Company took on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year.  General and administrative expenses which include travel, filing fees, office expenses and foreign exchange gains and losses amounted to $55,341 (2010 - $3,290).

The Company also recorded management fee income of $15,000 (2010 - $nil) which was charged to EHHO for management services provided by the Company, and finally recorded a loss from equity interest in EHHO of $1,599 (2010 - $nil).

Results of Operations for the Three Months Ended January 31, 2011

During the three month period ended January 31, 2011 the Company incurred a loss of $65,023.  The loss for the comparable three month period of the prior year was $5,617.  During the three month period ended January 31, 2011 we incurred management fees of $13,923 (2010- $nil).  Professional fees, comprising legal, accounting and audit costs increased to $20,920 (2010 - $4,730).  Interest expense increased to $611 (2010 - $107) as the Company took on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year.  General and administrative expenses which include travel, filing fees, office expenses and foreign exchange gains and losses amounted to $28,582 (2010 - $780).

The Company also recorded management fee income of $15,000 (2010 - $nil) which was charged to EHHO for management services provided by the Company, and finally recorded a loss from equity interest in EHHO of $987 (2010 - $nil).

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

Liquidity and Further Capital Resources

At January 31, 2011, we had assets of $674,143 comprising cash of $287, prepaid expenses of $1,517, an equity investment in EHHO of $540,259 and oil and gas properties in Wyoming of $132,080.  Total stockholders’ equity was $409,711 at January 31, 2011.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of January 31, 2011, we have advances payable of $108,346 (July 31, 2010 - $108,346) relating to advances received from the former President.

	JANUARY 31,	JULY 31,
	2011	2010

ii) Prepaid expenses

Amount advanced to a director for travel expenses	$-	$4,000

iii) Due to Directors

Amounts payable for reimbursement of corporate expenses	$1,206	$1,206

iv) Note Payable

Note payable (Cdn $35,000) including accrued interest to Director, unsecured, bearing interest at 6% per annum and due July 25, 2011.	35,777	33,915
	$36,983	$35,121

During the six month periods ended January 31, 2011 and 2010 the Company incurred the following transactions with related parties:

	SIX MONTHS ENDED
	JANUARY 31
	2011	2010
Interest paid
Interest accrued to a Director pursuant to promissory note	$1,049	$-

Management Fee Income
Charged to EHHO for services rendered	$15,000	$-

Management Fee Expense
Fees paid to three Directors for services rendered	$35,156	$-

Debt financing received at January 31, 2011 from third parties secured by Promissory Notes together with accrued interest amounted to $24,541 (Cdn$24,746).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.  Quantative and Qualitive Disclosures Above Market Risk.

Not applicable.

Item 4.  Controls and Procedures

As of January 31, 2011, the end of our second fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are satisfactory.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.  Effective June 1, 2010, the Company adopted an Audit Committee Charter and formed an audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone.

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

Item 4T.  Controls and Procedures

Not applicable.

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

On February 11, 2011 the Company issued 101,215 common shares at $0.20 for aggregate proceeds of $20,243.

On February 25, 2011 the Company issued 136,353 common shares at $0.15 for aggregate proceeds of $20,453

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

Dated:     March 17, 2011

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President and Chief Executive Officer

By:	/s/ Luigi Rispoli
Luigi Rispoli
Director and Chief Financial Officer