Form 10-Q
period 2011-04-30
STELLAR RESOURCES LTD
filed 2011-06-20
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ____________________________ to ____________________________

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
☒  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The total number of shares of Common Stock, par value $0.001 per share, outstanding as of June 17, 2011, is 39,344,051.

i

Part  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	APRIL 30,	JULY 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$607	$58,300
Prepaid expenses (Note 8)	-	8,845
	607	67,145

Investment in EHHO (Note 5)	540,231	541,858
Oil and gas properties, unproven (Note 6)	134,720	128,000

	$675,558	$737,003

LIABILITIES

Current
Accounts payable	$65,010	$3,592
Advances payable (Note 7)	108,346	108,346
Due to related parties (Note 8)	38,754	35,121
Notes payable (Note 9)	26,188	23,702
	238,298	170,761

Future income tax liability (Note 6)	30,000	30,000
	268,298	200,761

STOCKHOLDERS’ EQUITY

Capital stock (Note 10)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
39,344,051 common shares (July 31, 2010: 39,060,650 common shares)	39,344	39,060
Additional paid-in capital	2,112,251	2,059,142
Deficit accumulated during the exploration stage	(1,735,866)	(1,555,674)
Accumulated other comprehensive loss	(8,469)	(6,286)
	407,260	536,242

	$675,558	$737,003

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,
	2011	2010	2011	2010	2011
Expenses

General and administrative	$15,045	$12,292	$70,386	$15,582	$232,040
Interest and finance fees (Notes 8 and 9)	1,310	104	2,563	318	20,201
Investor relations	-	-	-	-	17,989
Management fees (Note 8)	5,645	-	40,801	-	812,071
Professional fees	18,519	27,380	79,815	48,740	276,307
Property examination and expenditure costs	-	-	-	1,105	165,489

Loss before other items	(40,519)	(39,776)	(193,565)	(65,745)	(1,524,097)

Other Items
Management fees (Note 8)	-	-	15,000	-	15,000
Dilution loss from EHHO (Note 5)	-	-	-	-	(196,000)
Loss from equity interest in EHHO (Note 5)	(28)	-	(1,627)	-	(30,769)

Net Loss	$(40,547)	$(39,776)	$(180,192)	$(65,745)	$(1,735,866)

Basic and Diluted Net Loss Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	39,293,240	31,060,650	39,148,732	31,060,650

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	NINE MONTHS ENDED		TO
	APRIL 30,		APRIL 30,
	2011	2010	2011

Cash Flows from (used in) Operating Activities
Net loss	$(180,192)	$(65,745)	$(1,735,866)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	-	12,518
Unrealized foreign exchange	2,051		2,051
Stock-based compensation	-	-	750,000
Accrued interest	1,858	318	20,029
Dilution loss	-	-	196,000
Share of loss of equity investment	1,627	-	30,769
Changes in operating assets and liabilities:
Prepaid expenses	8,845	-	-
Deposit	-	(20,000)	-
Accounts payable	61,445	23,306	65,037
Net cash used in operating activities	(104,366)	(62,121)	(659,462)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	53,393	-	1,059,022
Proceeds from (repayment of) notes payable	-	-	89,300
Advances payable	-	(9,666)	108,346
Advances from related parties	-	143,286	35,121
Net cash provided by financing activities	53,393	133,620	1,291,789

Cash Flows from (used in) Investing Activities
Oil and gas properties	(6,720)	-	(256,720)
Investment in EHHO	-	-	(375,000)
Net cash used in investing activities	(6,720)	-	(631,720)

Net Increase (Decrease) in Cash	(57,693)	71,499	607

Cash, Beginning	58,300	1,193	-

Cash, Ending	$607	$72,692	$607

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
APRIL 30, 2011
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had a working capital deficit of $237,691 and an accumulated deficit of $1,735,866 at April 30, 2011.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future acquisition and development of resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with third parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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
APRIL 30, 2011
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

	APRIL 30,	JULY 31,
Investment in EHHO	2011	2010

90,000 units of ownership capital	$392,000	$392,000
Capital contribution	375,000	375,000
Non-cash loss on dilution of the Company’s interest	(196,000)	(196,000)
	571,000	571,000
Share of loss of significantly influenced investee	(30,769)	(29,142)

Investment in EHHO	$540,231	$541,858

Under the agreement with EHPC, upon completion of a reserve report that concludes the lands held in EHHO do not indicate a reservoir with commercial potential, then 80,000 capital units of EHHO held in escrow shall be released from escrow.  If the report states the lands indicate a reservoir with commercial potential then EHPC shall make a US$1,750,000 loan (the "Loan") to EHHO within sixty days after EHPC has received a copy of the report.  The Loan shall be non-interest bearing, and repayable only from revenue generated from the production of hydrocarbons from lands.  Starting in the second year of production of hydrocarbons from the lands, 20% of the net revenue from such production shall be applied to repayment of the Loan and will continue until the Loan is repaid.  Should EHPC fail to provide the Loan to EHHO within the required sixty day period, then 80,000 ownership capital units held in escrow shall be cancelled.  Subsequent to April 30, 2011 the agreement was terminated and replaced with an agreement between Deloro Resources Ltd,, EHPC and EHHO.  See Note 11.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

6.	OIL AND GAS PROPERTIES

	APRIL 30,	JULY 31,
	2011	2010

Unproved properties
Acquisition costs	$128,000	$128,000
Annual lease costs	6,720	-

	$134,720	$128,000

Park County, Wyoming

On June 10, 2010 the Company acquired oil and leases in Park County, Wyoming, upon the acquisition of FBHO for $98,000.  In addition, the Company recorded a future income tax liability of $30,000 relating to the excess of book value over the tax value.  The vendors retained a 5% overriding royalty interest in the property.

7.	ADVANCES PAYABLE

At April 30, 2011, an amount of $108,346 (July 31, 2010 - $108,346) was owing to a former president of the Company for cash advances and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

8.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

	APRIL 30,	JULY 31,
	2011	2010
Balances:
i) Prepaid expenses
Amount advanced to a director for travel expenses	$-	$4,000

ii) Due to directors
Amounts payable for reimbursement of corporate expenses	$1,206	$1,206

Note payable (Cdn $35,000) including accrued interest to Director, unsecured, bearing interest at 6% per annum and due July 25, 2011.	37,548	33,915
	$38,754	$35,121

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (Continued)

	NINE MONTHS ENDED
	APRIL 30
	2011	2010
Transactions:
i) Interest accrued to a Director pursuant to promissory note	$1,556	$-

ii) Management fees charged to EHHO	$15,000	-

iii) Fees paid to three Directors for services rendered	$40,801	$-

9.	NOTES PAYABLE

As at April 30, 2011 $18,941 (July 31, 2010: - $17,442) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of April 30, 2011), and $7,247 (July 31, 2010 - $6,260) of accrued interest is payable.

During the nine month period ended April 30, 2011, the Company recorded a foreign exchange loss of $2,182 (April 30, 2010 – loss of $1,844) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

10.	CAPITAL STOCK

The Company’s authorized share capitalization is 200,000,000 common shares with a par value of $0.001 per share.

On November 19, 2010, the Company accepted a share subscription for 45,833 common shares at $0.30 per share for aggregate proceeds of $13,750.

On February 11, 2011 the Company accepted a share subscription for 101,215 common shares at $0.20 for aggregate proceeds of $20,243.  The Company paid a finders fee of $1,026 in relation to this financing.

On February 25, 2011 the Company accepted a share subscription for 136,353 common shares at $0.15 for aggregate proceeds of $20,426.

As of April 30, 2011 and July 31, 2010 the Company has no outstanding stock options or warrants.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

11.	SUBSEQUENT EVENT

On May 4, 2011, the Company entered into a Letter agreement with Deloro Resources Ltd, (“Deloro”), EHPC and EHHO, whereby Deloro may acquire up to a 1/3rd interest (being 60,000 ownership units) in EHHO as follows:

i)
On or before May 11, 2011, Deloro will issue 3,000,000 common shares each to the Company and to EHPC.  As consideration both the Company and EHPC will transfer 15,000 ownership units of EHHO to Deloro immediately and an aggregate of 30,000 ownership units of EHHO (15,000 from the Company and 15,000 from EHPC) will be placed into escrow until the completion of Deloro’s obligations described below.  The Deloro shares have been issued.

ii)	On or before May 13, 2011, Deloro shall make a capital contribution of Cdn$150,000 to EHHO (received).

iii)	On or before September 30, 2011, Deloro will make further capital contributions aggregating Cdn$450,000 to EHHO in either cash or approved exploration expenditures.

Upon fulfilling the capital contribution obligations, Deloro will have earned the 30,000 ownership units held in escrow and they shall be released to Deloro.

In the event Deloro completes the share issuance component of the transaction but does not fully complete Cdn$600,000 in aggregate capital contributions then Deloro shall retain 30,000 ownership units in EHHO, and the ownership units held in escrow shall be returned to the Company and EHPC respectively.

As of the time of filing Deloro had completed conditions (i) and (ii) above, accordingly Deloro had earned an aggregate of 30,000 ownership units of EHHO and the Company’s interest in EHHO had been reduced from 50% to 41.67%.

On June 7, 2011 the Company received a loan for CAD$25,000 and provided the lender a Promissory Note redeemable on or before September 1, 2011 for CAD$28,000 including loan fees and interest.  The loan is secured by 1,000,000 common shares of Deloro.

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

From inception on April 9, 1999 to April 30, 2011 we have expended $232,040 on general and administration expenses; $20,201 on interest; $17,989 on investor relations; $812,071 on management fees of which $750,000 relates to non-cash to stock-based compensation; $276,307 on legal, audit and accounting fees; and $165,489 on resource property examination and exploration.  Stellar Resources Ltd. (the "Issuer") has also charged management fees of $15,000 to Elk Hills Heavy Oil LLC (“EHHO”) for services rendered, incurred a loss on dilution of its equity interest in EHHO to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party, and finally recorded 50% of the losses of EHHO of $30,769.

To date, we have not generated any revenues from operations and had a working capital deficit of $237,691 and an accumulated deficit of $1,735,866 at April 30, 2011.  Our continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about our ability to continue as a going concern.  We are currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that we will be able to continue operations in the future.

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

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

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

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.   Impairment on the properties with unproved reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases.

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

The fair value of the ARO is measured using expected future cash flow, discounted at our credit-adjusted risk-free interest rate.  As of April 30 2011, we have determined that it does not have any asset retirement obligation.

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

Concurrent to the above changes of our officers and directors, we announced on March 3, 2010 entering into an agreement to acquire 100% of EHHO and Four Bear Heavy Oil, LLC (“FBHO”) from Mr. Ray Jefferd and Mr. Glen Landry.  The assets of EHHO consist of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana. The assets of FBHO consist of more than 6,400 acres of oil and leases in Park County, Wyoming.  We have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

On June 14, 2010 we acquired 100% of EHHO and 100% of FBHO from Mr. Ray Jefferd and Mr. Glen Landry. We have acquired these oil and gas leases as part of its strategic plan to enter into the business of oil and gas production, development, exploration, and the accumulation of oil and gas reserves.

On July 8 we announced the completion of a non-brokered private placement with Elk Hills Petroleum Canada Ltd. (“EHPC”) for 5,000,000 common shares at $.175 per share for gross proceeds of $875,000.

Concurrent with the private placement Stellar experienced a 50% dilution of its equity interest in EHHO as EHHO issued 90,000 Ownership Units to EHPC.

Further, we and EHPC have each made $375,000 capital contributions (total $750,000) into EHHO enabling EHHO to undertake an exploration drilling program on the EHHO oil and gas leases in Carbon County, Montana. Additionally EHPC has agreed in principal to lend EHHO $1,750,000 repayable from future revenue generated from hydrocarbons produced from the EHHO leases. The loan obligation is has since been terminated by mutual agreement in order to enter into an agreement with Deloro Resources Ltd. (TSX-V:DLL “Deloro”).

Subsequent to the reporting period end, on May 10, 2011, we announced we have entered into an agreement with Deloro and EHPC whereby Deloro can acquire up to a 1/3 interest in the ~ 20,000 acre Elk Hills Heavy Oil Project in Carbon County, Montana.

Under the terms of the agreement, Deloro can earn a 1/3 interest (60,000 ownership units) in EEHHO from Stellar and EHPC by issuing 3,000,000 shares to Stellar and 3,000,000 shares to EHPC, making a capital contribution of Cdn$600,000 on or before September 11, 2011 ($450,000 for approved exploration expenditures and the balance of funds to meet current and operating liabilities of EHHO).  Deloro will become the Operator of the project.  The Deloro shares issued to Stellar and EHPC shall be subject to a four month and one day hold.  The TSX-V has approved this transaction.  Upon Deloro meeting all the terms and conditions of the acquisition Stellar shall retain a 1/3 interest in EHHO.

To date Deloro has issued the required shares to Stellar and EHPC and also made a Cdn$150,000 capital contribution to EHHO.  Accordingly to date, pursuant to the agreement Deloro has earned 30,000 ownership units (a 16.66% interest ) in EHHO.

On August 24th, 2010 we acquired 100% of Core54 Petroleum Canada Ltd. (“Core54”) for $6,300 cash.  Upon acquisition Core54 had no assets or liabilities.  This acquisition was completed for the purpose of acquiring oil and gas properties located within Canada in the future.

We received a report on the EHHO lands summarizing the exploration activities on the two of the three test wells drilled in 2010.

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

It is hard to believe that the vertical column in the 15-13 Bauwens is not larger.  Several theories may explain the size of the reservoir in the Morris Block as follows:

Limiting reservoir parameters

1.
There may be leakage across the fault.  The Loma Oil #1 just two miles to the northeast was drilled across the fault and an accumulation of 20 feet is present.  This suggests that some leakage is present along the fault.  The oil column in the Morris Block stops at 1350 or +3270.

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

Subsequent Events

On May 10, 2011, we announced we have entered into an agreement with Deloro and EHPC whereby Deloro can acquire up to a 1/3 interest in the ~ 20,000 acre Elk Hills Heavy Oil Project in Carbon County, Montana.

Under the terms of the agreement, Deloro can earn a 1/3 interest (60,000 ownership units) in EHHO from Stellar and EHPC by issuing 3,000,000 shares to Stellar and 3,000,000 shares to EHPC, making a capital contribution of Cdn$600,000 on or before September 11, 2011 ($450,000 for approved exploration expenditures and the balance of funds to meet current and operating liabilities of EHHO.)  Deloro will become the Operator of the project.  The Deloro shares issued to Stellar and EHPC shall be subject to a four month and one day hold.  The TSX-V has approved this transaction. Upon Deloro meeting all the terms and conditions of the acquisition Stellar shall retain a 1/3 interest in EHHO.

To date Deloro has issued the required shares to Stellar and EHPC and also made a Cdn$150,000 capital contribution to EHHO.  According, pursuant to the agreement Deloro has earned 30,000 ownership units (a 16.66% interest) in EHHO.

On June 7, 2011 we issued a promissory note for CAD$28,000 to a private lender.

Results of Operations for the Nine Months Ended April 30, 2011

We have not generated any revenues from operations since our incorporation on April 9, 1999 through April 30, 2011.  During the nine month period ended April 30, 2011 the Company incurred a loss of $180,192.  The loss for the comparable nine month period of the prior year was $65,745.  During the nine month period ended April 30, 2011 we incurred management fees of $40,801 (2010- $nil).  Professional fees, comprising legal, accounting and audit costs increased to $79,815 (2010 - $48,740).  Interest expense increased to $2,563 (2010 - $318).  The interest increased due to the Company being charged late payment interest on overdue accounts payable and the Company taking on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year which is denominated in Canadian dollars.  The interest on the notes payable is based on a Canadian dollar denominated loan and interest charges have increased slightly as a result of increasing foreign exchange rates  General and administrative expenses which include travel, filing fees, office expenses and foreign exchange gains and losses amounted to $70,386 (2010 - $15,582).

The Company also recorded management fee income of $15,000 (2010 - $nil) which was charged to EHHO for management services provided by the Company, and finally recorded a loss from equity interest in EHHO of $1,627 (2010 - $nil).

Results of Operations for the Three Months Ended April 30, 2011

We have not generated any revenues from operations since our incorporation on April 9, 1999 through April 30, 2011.  During the three month period ended April 30, 2011 we incurred a loss of $40,547.  The loss for the comparable three month period of the prior year was $39,776.  During the three month period ended April 30, 2011 we incurred management fees of $5,645 (2010- $nil).  Professional fees, comprising legal, accounting and audit costs decreased to $18,519 (2010 - $27,380).  Interest expense increased to $1,310 (2010 - $104).  The interest increased due to the Company being charged late payment interest on overdue accounts payable. The Company also took on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year which is denominated in Canadian dollars.  The interest on the notes payable is based on a Canadian dollar denominated loan and interest charges have increased slightly as a result of increasing foreign exchange rates.  General and administrative expenses which include travel, filing fees, office expenses and foreign exchange gains and losses amounted to $15,045 (2010 - $12,292).

We also recorded a loss from equity interest in EHHO of $28 (2010 - $nil).

Sales and Marketing Expenses: We have incurred no sales and marketing expenses since the date of inception due to the fact that we are in the pre-exploration stage of our business.

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

Liquidity and Further Capital Resources

At April 30, 2011, we had assets of $675,558 comprising cash of $607, an equity investment in EHHO of $540,231 and oil and gas properties in Wyoming of $134,720.  Total stockholders’ equity was $407,260 at April 30, 2011.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance our operations we have relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of April 30, 2011, we have advances payable of $108,346 (July 31, 2010 - $108,346) relating to advances received from the former President.

	APRIL 30,	JULY 31,
	2011	2010
Balances:
i) Prepaid expenses
Amount advanced to a director for travel expenses	$-	$4,000

ii) Due to directors
Amounts payable for reimbursement of corporate expenses	$1,206	$1,206

Note payable (Cdn $35,000) including accrued interest to Director, unsecured, bearing interest at 6% per annum and due July 25, 2011.	37,548	33,915
	$38,754	$35,121

During the nine month periods ended April 30, 2011 and 2010 the Company incurred the following transactions with related parties:

	NINE MONTHS ENDED
	APRIL 30
	2011	2010
Transactions:
i) Interest accrued to a Director pursuant to promissory note	$1,556	$-

ii) Management fees charged to EHHO	$15,000	-

iii) Fees paid to three Directors for services rendered	$40,801	$-

Debt financing received at April 30, 2011 from third parties secured by Promissory Notes together with accrued interest amounted to $26,188 (Cdn$23,702).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.  Quantative and Qualitive Disclosures Above Market Risk.

Not applicable.

Item 4.  Controls and Procedures

As of April 30, 2011, the end of our third fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of April 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures are satisfactory.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.  Effective June 1, 2010, we adopted an Audit Committee Charter and formed an audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2010 we issued 1,500,000 Common shares to Mr. Ray Jefferd as part of the acquisition cost of the Elk Hills and Four Bear Properties.

On June 10, 2010 we issued 1,500,000 Common shares to Mr. Glen Landry as part of the acquisition cost of the Elk Hills and Four Bear Properties.

On July 7, 2010 we entered into a private placement with Elk Hills Petroleum Canada and sold 5,000,000 of its common shares at US$.175 per share for net proceeds of $875,000.

On December 1, 2010 we issued 45,833 common shares at $0.30 for aggregate proceeds of $13,750.

On February 11, 2011 we issued 101,215 common shares at $0.20 for aggregate proceeds of $20,243.  The Company paid a cash finders fee of $1,026 pursuant to this financing.

On February 25, 2011 we issues 136,353 common shares at $0.15 for aggregate proceeds of $20,453.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

Report filed by the Issuer May 12, 2011

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

Dated:     June 20, 2011

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President and Chief Executive Officer

By:	/s/ Luigi Rispoli
Luigi Rispoli
Director and Chief Financial Officer

By:	/s/ Michael Rezac
Michael Rezac
Director