Form 10-K
period 2011-07-31
STELLAR RESOURCES LTD
filed 2011-11-16
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File number  0-51400

STELLAR RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0373867
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

375 N. Stephanie Street, Suite 1411, Las Vegas, Nevada, 89014-1411
(Address of principal executive offices)

Registrant’s telephone number, including area code  (702) 475-5857

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act).☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark  whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:    The total number of shares of Common Stock, par value $0.001 per share, outstanding as of November 12, 2010 is 69,344,051.

PART I

Item 1.       Business

General

Stellar Resources Ltd. is listed on the OTC Bulletin Board under the Symbol "SRRL" and have since our formation on April 9, 1999 been in the pre-exploration and exploration stage and are not operators of any mines or wells nor are we engaged in any mineral/oil production or sales activities.  We have a minimum amount of cash and have not yet developed any producing resource properties.  We have no history of any earnings.  There is no assurance that we will be a profitable company.  Historically the Company concentrated on mineral property exploration.  During 2010 the Company’s focus changed to oil and gas property, exploration and development.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily an oil and gas technology and exploration and development company. We are committed to developing and acquiring oil and gas technologies that have high impact on the profitability of oil and gas projects. Our strategy is to apply these high profit impact technologies our own oil and gas exploration and production projects.

The Company has focused its oil and gas operations principally on approximately 20,000 acres of oil and gas leases in Carbon County, Montana and approximately 6,400 acres of oil and gas leases in Park County, Wyoming.  Stellar plans to operate a majority of its projects through the drilling and production phases.  The Company intends to leverage the risks associated with drilling by obtaining industry partners to share in the costs of drilling.  However, in some cases Stellar will retain a controlling interest in the prospects it drills.

On July 14 2011 the Company acquired from its’ President, Mr. Ray Jefferd, all right, title and interest to the ZeroGap intellectual property, free of any encumbrances or royalties.

ZeroGap stands for Zero Emission Refining Onsite with Gas Assisted Production. The ZeroGap technology is still in the research and development stage but shows significant promise based on existing proven technologies of hydrocracking and hydrotreating for upgrading and refining crude oil.

A key benefit of the ZeroGap technology is its promise of upgrading oil in-situ.  The second key benefit is the potential to significantly increase the recovery of oil-in-place, particularly low API crude oil.   ZeroGap is also an environmentally friendly technology with a small footprint and potential for near zero toxic emissions. The technology involves the use of a gasifier to produce injection gases that will be used to upgrade underground crude oil and enhance its extraction/recovery.

The purchase price for the acquisition is $3,000,000 which the Company has satisfied by the issuance of 30,000,000 of its restricted common shares to Mr. Jefferd. The shares have been recorded at the exchange amount of $37,291 being the legal fees incurred by Mr. Jefferd in developing the Intellectual Property.

Stellar has acquired this technology as part of its ongoing strategic plan to be in the business of oil and gas exploration and production, technological development, and the accumulation of oil and gas reserves. The Company obtained an independent expert fairness opinion on July 11, 2011 prepared by Dr. Michael Tenhover prior to finalizing the acquisition of ZeroGap outlining the inherent value and validity of the technology. Dr. Tenhover, has over 30 years of experience in the oil and gas industry and is the former chief scientist for advanced materials at BP.  Dr. Tenhover has 36 issued US patents, 3 invited review chapters for scientific books, 89 publications in peer reviewed scientific publications and has given numerous invited scientific lectures at conferences and major universities around the world.

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

One of our key plans is to enhance shareholder value to the implementation of plans for controlled growth and development.  Our long term goal and focus is to grow our oil and gas production through a strategic combination of selected feasible property acquisition and an exploration and development program primarily focused on developing the Company’s leasehold properties. Further, Stellar is committed to developing and acquiring oil and gas technologies that have high impact on the profitability of oil and gas projects. The Company’s strategy is to apply these high profit impact technologies to its own oil and gas exploration and production projects.

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

Item 2.       Oil and Gas Properties / Technologies

Oil and Gas Properties

Elk Hills, Montana

On March 3, 2010, as completed on June 10, 2010, the Company announced it was entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC (“FBHO”) from Mr. Ray Jefferd and Mr. Glen Landry.  The assets of EHHO consist of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana, and the assets of FBHO consist of more than 6,400 acres of oil and leases in Park County, Wyoming.  The Company will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

On June 14, 2010 Stellar acquired 100% of EHHO and 100% of FBHO from Mr. Ray Jefferd and Mr. Glen Landry. The Company acquired these oil and gas leases as part of its strategic plan to enter into the business of oil and gas production, development, exploration, and the accumulation of oil and gas reserves.

On July 8, 2010 Stellar announced the completion of a non-brokered private placement with Elk Hills Petroleum Canada Ltd. (“EHPC”) for 5,000,000 common shares at $.175 per share for gross proceeds of $875,000.

Concurrent with the private placement Stellar experienced a 50% dilution of its equity interest in EHHO as EHHO issued 90,000 Ownership Units to EHPC.

Further, Stellar and EHPC have each made $375,000 capital contributions (total $750,000) into EHHO enabling EHHO to undertake an exploration drilling program on the EHHO oil and gas leases in Carbon County, Montana.  Additionally EHPC has agreed in principal to lend EHHO $1,750,000 repayable from future revenue generated from hydrocarbons produced from the EHHO leases.  The loan obligation has since been terminated by mutual agreement in order to enter into an agreement with Deloro Resources Ltd. (TSX-V:DLL “Deloro”).

On May 10, 2011, Stellar announced it has entered into an agreement with Deloro and EHPC whereby Deloro can acquire up to a 1/3 interest in the ~ 20,000 acre Elk Hills Heavy Oil Project in Carbon County, Montana.

Under the terms of the agreement, Deloro can earn up to a 1/3 interest (60,000 ownership units) in EHHO from Stellar and EHPC by issuing 3,000,000 shares to Stellar and 3,000,000 shares to EHPC, and making a capital contribution of Cdn$600,000 to EHHO on or before September 11, 2011 ($450,000 for approved exploration expenditures and the balance of funds to meet current and future operating liabilities of EHHO).  Deloro will become the Operator of the project.  The Deloro shares issued to Stellar and EHPC shall be subject to a four month and one day hold.  The TSX-V has approved this transaction.  Upon Deloro meeting all the terms and conditions of the acquisition Stellar shall retain a 1/3 interest in EHHO.

To date Deloro has issued the required shares to Stellar and EHPC and also made a Cdn$150,000 capital contribution to EHHO.  Accordingly, pursuant to the agreement Deloro has earned 30,000 ownership units (a 16.66% interest) in EHHO.  As Deloro failed to complete its full capital contribution of Cdn$600,000 by September 11, 2011, Deloro can no longer earn any further interest in EHHO.

During the fall of 2010 three exploration wells were drilled on the property.  Stellar received a report on the EHHO lands summarizing the exploration activities on the two of the three test wells drilled in 2010.

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

The Tensleep sandstone was encountered approximately 54 feet high to the prognosis at a depth of 1,350 feet KB.  After encountering the oil shows at this point, it was determined that the core point was too high in perhaps the Crow Mountain sand and that we should drill ahead to the prognosticated top.  The decision was reversed but 16 feet of the top of the Tensleep has already been cut.

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

In the spring of 2011 Loring Tarcore of Calgary, AB completed its testing of the cores from the Bauwens and Paugh wells.  Notwithstanding earlier positive analysis by Prisem the Company concluded that the low gravity of the oil and porosity and permeability were not sufficient to justify continued investment in the project by the Company.

On October 25, 2011 the Company sold its remaining 75,000 units of capital in EHHO for $1,000,000.  Payment of the purchase price is by a non-interest bearing promissory note due on or before April 30, 2012.  The purchaser holds 4,000,000 shares of the Company which are to be used as collateral for the payment.

Four Bear Property, Wyoming

Four Bear Heavy Oil LLC, a wholly owned subsidiary of Stellar, owns more than 5,800 acres of oil and gas leases in Park County, Wyoming, USA.  There are three potential drilling areas on the property.

1.     Willow Draw Field
The Willow Draw field is adjoining one of the Four Bear leases.  Within 500 meters of the Four Bear Leases more than 150,000 barrels of oil has been produced from three wells.  On March 23, 2011, Legacy Energy as subsidiary of Nimin Energy Corp, the operators of the Willow Draw field received permits to drill three additional new wells all with 1000 meters of the Four Bear Leases.  Geological work indicates that the Willow Draw field continues onto the Four Bear leased property.  Four Bear has potentially at least one and as many as ten offsetting wells that can be drilled on the Four Bear Leases that adjoin the Legacy Energy leases.

The following is except from an announcement by Nimin Energy:

 “Nimin Energy Corp. owns and operates at an average 97 percent working interest in four mature heavy oil fields located in Park County Wyoming which it acquired in December of 2009. The fields which were discovered between 1966 and 1971, have produced over nine million barrels of oil since discovery.
The fields are part of the Basin Margin Anticline play on the Western side of the Big Horn Basin and produce from the Tensleep Sandstone of Pennsylvanian age and the Phosphoria limestone of Permian age. Oil gravities range from 14 to 18 degrees API from an approximate reservoir depth of 3,500 to 4,500 feet.

The Company believes the fields to have significant infill drilling potential and plan to drill multiple development wells in the fields. Offset fields in the basin have already been infill drilled and have shown a significant increase in oil recovery and production rates due to the drilling. The company anticipates several years of drilling activity as it develops this core set of assets. While drilling these development wells the company will be studying the feasibility of implementing its CMD technology (see technology section) on the fields for future enhanced oil recovery.”

2.     Section 2
Section 2 is 558 Acres (225 hectares) in Township 47 North, Range 103 West, Section 2, Park County, Wyoming.

Four wells with cumulative production of 361,000 barrels of oil from three producing zones are located within one mile of the Project. The nearest well to the proposed drilling location is 0.6 miles (1 kilometer) distant. Total production within five miles (8 kilometers) is more than 5 million barrels from more than 50 wells.

3.     Undrilled Structures nearby
Four Bear also owns leases covering more than 1,500 acres that is approximately two kilometers to the east this is a potential structure, undrilled, similar in size to the Willow Draw field and the original Four Bear Field.

Oil and Gas Technologies

ZeroGap
On July 14 2011 the Company acquired from its’ President, Mr. Ray Jefferd, all right, title and interest to the ZeroGap intellectual property, free of any encumbrances or royalties. The purchase price for the acquisition is $3,000,000 which the company has satisfied by the issuance of 30,000,000 of its restricted common shares to Mr. Jefferd.

ZeroGap stands for Zero Emission Refining Onsite with Gas Assisted Production. The ZeroGap technology is still in the research and development stage but shows significant promise based on existing proven technologies of hydrocracking and hydrotreating for upgrading and refining crude oil.

A key benefit of the ZeroGap technology is its promise of upgrading oil in-situ.  The second key benefit is the potential to significantly increase the recovery of oil-in-place, particularly low API crude oil.

ZeroGap is also an environmentally friendly technology with a small footprint and potential for near zero toxic emissions. The technology involves the use of a gasifier to produce injection gases that will be used to upgrade underground crude oil and enhance its extraction/recovery.

Stellar obtained an independent expert fairness opinion on July 11, 2011 prior to finalizing the acquisition of ZeroGap. The following are excerpts from the Fairness Opinion written by Dr. Michael Tenhover.

ZeroGap is a “Platform Technology” – the various embodiments constitute a wide range of uses, applications and methods.”

In principal, ZeroGap can address all the oil production opportunities mentioned in Enhanced Crude Oil Extraction. These relate to heavy and extra heavy crude oils.  As discussed, these are multiple billions of bbls of oil opportunities.

In addition, two other markets may be of interest for this technology.  These may be of near term interest since in these cases, the wells have already been drilled and production is in place.  ZeroGap may be able to recover and enhance their existing production.
1.
Stranded oil – After production, a large amount of the oil remains in the formation.  In North America as much as 60% of the oil will be left after conventional production. ZeroGap may be used here in mobilizing and in-situ upgrading this oil.

2.
Transition zone oil – A lot of oil is left behind at the oil-water interface.  Due to the higher mobility of water, recovery is difficult.  ZeroGap may be useful here to apply the appropriate gas chemistry to increase the mobility of the oil phase and decrease the mobility of the water phase”.

The bottom-line here is that there is a very large resource available and lots of opportunities for new technology to aid in the production/extraction of the World’s heavy/extra heavy crude oil.

Subsequent Events

Subsequent to the year end the Company:

i)	Issued 187,300 common shares at $0.10 per share for aggregate proceeds of $18,730 (Cdn$18,000).

ii)	Accepted as subscription for 1,181,100 common shares at $.02 per share for aggregate proceeds of $23,622 (Cdn$24,000).

iii)	On September 2, 2011 the Company transferred 1,000,000 shares of its investment in Deloro in full settlement of the Cdn$28,000 note payable.

iv)
On September 23, 2011 entered into a binding agreement, subject to due diligence, to acquire 100% of American Microbial Labs which holds technology suitable for cleaning produced water generated from the recovery of oil and gas wells as well as oil spills located both on land and in water.  (See below)

v)
On October 25, 2011 the Company sold its remaining 75,000 units of capital in EHHO for $1,000,000.  Payment of the purchase price is by a non-interest bearing promissory note due on or before April 30, 2012.  The purchaser holds 4,000,000 shares of the Company which are to be used as collateral for the payment.

American Microbial Labs

On September 26, 2011 Stellar entered into a binding agreement, subject to due diligence, to acquire 100% of American Microbial Labs LLC (“American Microbial).

American Microbial has 33 species of specialized microbes. These microbes have an affinity for hydrocarbons such as crude oil, diesel fuel and kerosene. They are particularly effective at consuming hydrocarbons in both waters and soils.  American Microbial Labs has the proven technology to grow, harvest, stabilize and package the microbes in commercial quantities.

The Company, upon closing, intends to increase the production of the microbes by adding new production equipment in Alabama. The company intends to build a services business based on using the microbes for cleaning produced water and for oil spill clean-up.

Produced Water

Stellar sees a large and growing market for produced water clean-up in the oil and gas business. Many oil wells produce more water than oil, often a lot more water than oil. Regulatory bodies worldwide are tightening rules on the disposal of produced water.  New regulations are planned throughout the world and when they come into effect the current practice of simply pumping untreated produced water into disposal wells will be severely curtailed. Meeting new standards for treating and disposing of produced water will demand new solutions. Without cost effective methods and technologies for treating produced water many existing mature oil fields will simply become uneconomical to operate.

Testing

The Company will be conducting tests using the microbes on Alberta oil sands produced water as part of its due diligence process.  The Company sees the Alberta Oil Sands as a large potential market to utilize the microbes to treat the tailings ponds from heavy oil recovery and upgrading facilities. Further, the microbes have proven effective in cleaning up oil spills on land. Clean-up can be achieved in-situ without the requirement of excavating the soil, allowing for better and lower cost clean-up for large and small oil spills.

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

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common equity is registered on the Over the Counter Bulletin Board ("OTCQB" Symbol "SRRL").  We have no common equity which is subject to outstanding options, or warrants or securities convertible into common equity.

The following table sets forth the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years.  These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2011	High	Low

First Quarter	$0.46	$0.10
Second Quarter	$0.38	$0.06
Third Quarter	$0.11	$0.03
Fourth Quarter	$0.12	$0.04

Year 2010	High	Low

First Quarter	$0.08	$0.07
Second Quarter	$0.07	$0.06
Third Quarter	$0.30	$0.065
Fourth Quarter	$0.30	$0.08

As of July 31, 2011, the closing price of our common stock as reported on the OTCBB was $0.12 and there were 69,344,051 shares of our common equity outstanding, held by 34 shareholders of record.  Of our common stock outstanding 4,370,000 are held in brokerage accounts, and therefore we are unable to give an accurate statement as to the number of shareholders.

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

As of the date of this filing, persons who are affiliates hold 6,764,528 of the 52642,247 common shares that may be sold pursuant to Rule 144.

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

On December 1, 2010, the Company issued 45,833 common shares at $0.30 for aggregate proceeds of $13,750.

On February 11, 2011, the Company issued 101,215 common shares at $0.20 for aggregate proceeds of $20,243.  The Company paid a cash finder’s fee of $1,026 pursuant to this financing.

On February 25, 2011, the Company issued 136,353 common shares at $0.15 for aggregate proceeds of $20,453.

On July 14, 2011, the Company issued 30,000,000 common shares to the President in consideration for the acquisition of the Zerogap Intellectual Property.

On August 15, 2011 the Company issued 187,300 common shares at $0.10 per share for aggregate proceeds of $18,730.

On October 25, 2011, the Company entered into a subscription agreement for 1,181,100 common shares at $.02 per share for aggregate proceeds of $23,622.

Item 6.       Selected Financial Data.

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

JULY 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stellar Resources Ltd.

We have audited the accompanying consolidated balance sheets of Stellar Resources Ltd (an exploration stage company) as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2011 and 2010 and the period from April 9, 1999 (inception) through July 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Stellar Resources Ltd as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended July 31, 2011 and 2010 and the period from April 9, 1999 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
November 15, 2011

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	JULY 31,	JULY 31,
	2011	2010

ASSETS

Current
Cash	$1,221	$58,300
Investment (Note 4)	330,000	-
Prepaid expenses	-	8,845
	331,221	67,145

Investment in EHHO (Note 6)	200,000	541,858
Oil and gas properties, unproven (Note 7)	134,720	128,000
Intangible asset (Note 9)	40,091	-

	$706,032	$737,003

LIABILITIES

Current
Accounts payable	$64,292	$3,592
Advances payable (Note 10)	108,346	108,346
Due to related parties (Note 11)	46,559	35,121
Notes payable (Note 12)	54,338	23,702
	273,535	170,761

FUTURE INCOME TAX LIABILITY (Notes 6 & 14)	30,000	30,000
	303,535	200,761

STOCKHOLDERS’ EQUITY

Capital stock (Note 13)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
69,344,051 common shares (2010: 39,060,650 common shares)	69,343	39,060
Additional paid-in capital	2,119,543	2,059,142
Deficit accumulated during the exploration stage	(1,778,022)	(1,555,674)
Accumulated other comprehensive loss	(8,367)	(6,286)
	402,497	536,242

	$706,032	$737,003

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2011	2010	2011

Expenses
General and administrative	$77,278	$58,942	$238,932
Interest and finance fees (Note 11)	5,366	1,776	23,004
Investor relations	-	-	17,989
Management fees (Note 11)	51,140	21,270	822,410
Professional fees	91,706	56,606	288,198
Property examination and expenditure costs	-	1,105	165,489

Loss before other items	(225,490)	$(139,699)	(1,556,022)

Other Items
Gain on partial disposal of EHHO (Note 6)	304,689	-	304,689
Management fees	15,000	-	15,000
Dilution loss from EHHO (Note 6)	-	(196,000)	(196,000)
Impairment loss on EHHO (Note 6)	(314,908)	-	(314,908)
Loss from equity interest in EHHO (Note 6)	(1,639)	(29,142)	(30,781)

Net Loss	$(222,348)	$(364,841)	$(1,778,022)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	40,595,223	31,951,198

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2011

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
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2011

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
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2011

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
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2011

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
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2011

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

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD APRIL 9, 1999 TO JULY 31, 2011

						Deficit
						Accumulated	Accumulated
			Additional	Share	Deferred	During The	Other
	Common stock		Paid-In	Subscriptions	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Received	Compensation	Stage	Loss	Total

Balance July 31, 2010	39,060,650	$39,060	$2,059,142	$-	$-	$(1,555,674)	$(6,286)	$536,242

Issuance of common stock for cash at $0.30 per share – November 19,2010	45,833	46	13,704	-	-	-	-	13,750

Issuance of common stock for cash at $0.20 per share – February 25, 2011	101,215	101	20,142	-	-	-	-	20,243

Finders fees paid	-	-	(1,026)	-	-	-	-	(1,026)

Issuance of common stock for cash at $0.15 per share – February 25, 2011	136,353	136	20,290	-	-	-	-	20,426

Issuance of common stock for intellectual property – July 14, 2011	30,000,000	30,000	2,970,000	-	-	-	-	3,000,000

Reversal of additional paid-in capital upon related party transaction (Note 9)			(2,962,709)					(2,962,709)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,081)	(2,081)

Net loss	-	-	-	-	-	(222,348)	-	(222,348)

Balance July 31, 2011	69,344,051	$69,343	$2,119,543	$-	$-	$(1,778,022)	$(8,367)	$402,497

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(222,348)	$(364,841)	$(1,778,022)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	-	(5)	12,518
Unrealized foreign exchange	3,945	-	3,975
Stock-based compensation	-	-	750,000
Accrued interest	4,515	321	22,686
Share of loss of equity investment	1,639	29,142	30,781
Gain on partial disposal of EHHO	(304,689)	-	(304,689)
Impairment loss on EHHO	314,908	-	314,908
Dilution loss	-	196,000	196,000
Changes in operating assets and liabilities:
Prepaid expenses	8,845	(8,845)	-
Accounts payable and accrued liabilities	60,700	(722)	64,292
Net cash used in operating activities	(132,485)	(148,950)	(687,581)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	53,393	875,000	1,059,022
Proceeds from (repayment of) notes payable	25,000	(4,365)	114,300
Advances payable	-	(74,010)	108,346
Advances from related parties	6,533	34,432	41,654
Net cash provided by financing activities	84,926	831,057	1,323,322

Cash Flows from Investing Activities
Acquisition of oil and gas properties	(6,720)	(250,000)	(256,720)
Acquisition of Intellectual property	(2,800)	-	(2,800)
Investment in EHHO	-	(375,000)	(375,000)
	(9,520)	(625,000)	(634,520)

Net Increase (Decrease) in Cash	(57,079)	57,107	1,221

Cash, Beginning	58,300	1,193	-

Cash, Ending	$1,221	$58,300	$1,221

Continued…

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
			TO
	YEARS ENDED JULY 31,		JULY 31,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for:
Interest	$-	$110	$110
Income taxes	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

Common shares issued on acquisition of intellectual property	$37,291	$-	$37,291

Common stock of Deloro received as part proceeds on partial disposal of EHHO (Note 6)	$330,000	$-	$330,000

Common shares issued on acquisition of EHHO and FBHO	$-	$240,000	$240,000

Future income tax liability on property acquisition	$-	$30,000	$30,000

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage of its resource property activities.

On June 10, 2010, the Company completed the acquisition of 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”).  EHHO’s assets consist of oil and gas leases in Carbon County, Montana, and FBHO’s asset consists of oil and leases in Park County, Wyoming.  On July 7 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of capital to Elk Hills Petroleum Canada Inc. (“EHPC”).  As a result of the above transactions the Company’s focus changed from the exploration of mineral properties to oil and gas exploration.  On May 4, 2011, the Company entered into a letter agreement with Deloro Resources Ltd. (“Deloro”), EHPC and EHHO whereby Deloro may acquire up to a 1/3rd interest (being 60,000 ownership units) in EHHO.  As at July 31 Deloro has acquired a 1/6 interest in EHHO pursuant to this agreement, and the Company now holds a 41.67% interest in EHHO. (Note 6)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had working capital of $57,587 and an accumulated deficit of $1,778,022 at July 31, 2011.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

a)	Exploration Stage Company

The Company is an exploration stage company.  The Company is devoting substantially all of its present efforts to establish a new business.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

b)	Basis of Consolidation

The consolidated financial statements include the results of the Company and the results of its wholly-owned subsidiary, FBHO, a company incorporated in Washington State on February 28, 2010.

The Company previously consolidated its interest in EHHO; however, during the year ended July 31, 2010 the Company’s interest in EHHO was reduced to the level of significant influence, and thus effective July 7, 2010, the investment in EHHO is recorded using the equity method of accounting (Notes 5 and 6).

All intercompany balances and transactions have been eliminated in the consolidation.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

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

Investments over which the Company does not exercise significant influence have been designated as available for sale investments and are measured at fair value, with unrealized gains and losses recorded in other comprehensive income until the asset is realized, at which time they will be recorded in net earnings (losses).  The market value of publicly traded investments is based on quoted market prices.

d)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash and equivalents.  At July 31, 2011 and 2010, the Company had no cash equivalents.

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
JULY 31, 2011 AND 2010

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

h)	Intangible Asset

Intangible assets consist of a patent pending are stated at cost and amortized over 10 year straight– line.

i)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of outstanding common shares. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted earnings (loss) per share is equal to basic earnings (loss) per share.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Long-lived Assets

Acquired intangible assets are initially recorded at cost, and provision for impairment is made whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

n)	Income Taxes

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

o)	New Accounting Standards

Recent Accounting Standards Not Yet Adopted

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

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

In management’s opinion, the carrying value of the Company’s financial assets and liabilities consisting of cash, investments, accounts payable, advances payable, notes payable and amounts due to related parties, approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash and investment which are at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

4.	INVESTMENT

	2011	2010

Deloro – 3,000,000 common shares at market value (2010 – Nil common shares)	$330,000	$-

Pursuant to a letter agreement dated May 4, 2011 between the Company, Deloro, EHPC and EHHO whereby Deloro can acquire up to a 1/3 ownership of EHHO (Note 6), the Company received 3,000,000 common shares of Deloro with a fair value of $330,000.  At July 31, 2011 the fair value of the shares remained at $330,000.

As at July 31, 2011 the Company has pledged 1,000,000 common shares of Deloro as security against a note payable which falls due on September 1, 2011 in the amount of $28,148 (Note 12).

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

5.	AQUISITIONS

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

On July 7, 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of ownership capital to EHPC, and on May 4, 2011 the Company’s interest was further reduced to 41.67% as a result of the Company selling 15,000 capital units of its interest in EHHO to Deloro for proceeds of $330,000 (Notes 4 and 6).

6.	INVESTMENT IN EHHO

Upon issuance of the 90,000 units of capital by EHHO to EHPC on July 7, 2010, the Company’s equity holding of EHHO was reduced to 50% from 100% and the Company recorded a loss on dilution of $196,000.  Subsequent to the dilution of the Company’s investment in EHHO management determined that the Company continued to hold significant influence over the activities of EHHO but did not exercise control.  Accordingly from July 7, 2010, the Company has accounted for its interest in EHHO as an equity investment.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

6.	INVESTMENT IN EHHO (Continued)

The agreement also required the completion of a reserve report.  Upon completion of the reserve report which concludes the lands do not indicate a reservoir with commercial potential then the 80,000 capital units held in escrow shall be released from escrow.  If the report states the lands indicate a reservoir with commercial potential then EHPC shall make a US$1,750,000 loan (the "Loan") to EHHO within sixty days after EHPC has received a copy of the report.  The Loan shall be non-interest bearing, and repayable only from revenue generated from the production of hydrocarbons from lands.  Starting in the second year of production of the hydrocarbons from the lands, 20% of the net revenue from such production shall be applied to repayment of the Loan and continue until the Loan is repaid.  Should EHPC fail to provide the Loan to EHHO within the required sixty day period, then 80,000 ownership capital units held in escrow shall be cancelled.

The reserve report was completed and a reservoir with commercial potential was not indicated.  On May 4, 2011, the agreement was terminated to allow Deloro to acquire up to a 1/3rd interest in EHHO.

On May 4, 2011, the Company entered into a letter agreement with Deloro, EHPC and EHHO, allowing Deloro to acquire up to a 1/3rd interest (being 60,000 ownership units) in EHHO in stages as follows::

i)
On or before May 11, 2011, Deloro will issue 3,000,000 common shares each to the Company (received) and to EHPC.  As consideration both the Company and EHPC will transfer 15,000 units of capital of EHHO to Deloro immediately and an aggregate of 30,000 ownership units of EHHO (15,000 from the Company and 15,000 from EHPC) will be placed into escrow until the completion of Deloro’s obligations described below.

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

Deloro completed conditions (i) and (ii) above, accordingly Deloro earned an aggregate of 30,000 ownership units of EHHO and the Company’s interest in EHHO had been reduced from 50% to 41.67%.

As at July 31, 2011, the Company recorded a gain on the disposal of 15,000 units of capital of EHHO amounting to $304,689, as follows:

Sale proceeds received
3,000,000 Common shares of Deloro	$330,000
Cost of 15,000 equity units sold to Deloro	(89,924)
Gain on disposal of 15,000 capital units of EHHO	240,076

Share of capital contribution to EHHO by Deloro	64,613

Total gain on disposal of 15,000 capital units of EHHO	$304,689

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

6.	INVESTMENT IN EHHO (Continued)

At July 31, 2011 the Company recorded an impairment of $314,908 on its investment in EHHO to bring the balance down to its estimated recoverable value.

EQUITY INVESTMENT IN EHHO:

90,000 units of capital	$392,000
Capital contribution	375,000

Non-cash loss on dilution of Company’s interest	(196,000)
571,000
Share of loss of EHHO	(29,142)

Balance at July 31, 2010	541,858

Cost of 15,000 equity units sold to Deloro	(89,924)
Share of capital contributed to EHHO by Deloro	64,613
Share of loss of EHHO to July 31, 2011	(1,639)
Impairment of EHHO	(314,908)

Balance at July 31, 2011	$200,000

Summarized information of assets, liabilities, and results of operations of EHHO as at July 31, 2011 is presented below:

Cash	$56,450
Oil and gas property, unproven	860,065
Total assets	$916,515

Accounts payable	$783

Operating expenses and net loss	$3,007

7.	OIL AND GAS PROPERTIES

	2011	2010
Unproved properties
Acquisition costs	$128,000	$128,000
Annual lease costs	6,720	-

	$134,720	$128,000

Park County, Wyoming

On June 10, 2010 the Company acquired oil and gas leases in Park County, Wyoming, upon the acquisition of FBHO for $98,000.  In addition, the Company recorded a future income tax liability of $30,000 relating to the excess of book value over the tax value.  The vendors retained a 5% overriding royalty interest in the property.  During the year ended July 31, 2011, the Company incurred a further $6,720 in annual oil and gas annual lease payments.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

9.	INTANGIBLE ASSET

On July 14, 2011, the Company purchased from the President of the Company ZeroGap Intellectual Property, which is a patent pending with the US Patent office.  The Company has acquired all right, title and interest in the ZeroGap Intellectual Property, free of any encumbrances or royalties.

ZeroGap stands for “Zero Emission Refine Onsite with Gas Assisted Production”.  The technology is still in the research and development stage, and has the potential to upgrade oil reserves in situ thereby increasing the recovery and extraction of oil reserves.

The Company issued 30,000,000 common shares with a fair value of $3,000,000 to the President as consideration for the Intellectual Property.  As this is a related party transaction, the Intellectual Property was recorded at the related party cost of $37,291.  The difference between the fair value of the shares issued and the related party cost, being $2,962,709, was recorded as a reduction of additional paid-in capital.

Shares issued to President (30,000,000 common shares)	$37,291
Valuation opinion	2,800

Balance July 31, 2011	$40,091

10.	ADVANCES PAYABLE

At July 31, 2011, an amount of $108,346 (2010 - $108,346) was owing to a former president of the Company for cash advances and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

11.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

	2011	2010
i) Prepaid expenses
Amount advanced to a director for travel expenses	$-	$4,000

ii) Due to Directors
Amounts payable for reimbursement of corporate expenses	$1,462	$1,206
Amounts payable for management fees	6,277	-

iii) Note Payable
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	38,819	33,915
	$46,558	$35,121
iv) Interest paid or accrued
Interest paid to Director on settlement of promissory note	$-	$110
Interest accrued on promissory note owing to Director	2,106	-
	$2,106	$110
v) Finance fee paid
Finance fee paid to a Director in consideration for arranging a $33,915 (Cdn$35,000) promissory note.	$-	$1,350

iv) Management Fees
Fees paid to three Directors for services rendered	$51,140	$21,270

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

12.	NOTES PAYABLE

As at July 31, 2011 $18,832 (2010 - $17,442) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of July 31, 2011), and $7,358 (2010 - $6,260) of accrued interest is payable.

On July 23, 2010, the Company settled a note payable with a director of $4,365 (Cdn$5,000) and accrued interest of $110 (Cdn$127).

During the year ended July 31, 2011, the Company recorded a foreign exchange transaction loss of $2,081 (2010 - loss of $1,029) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

At July 31, 2011, $28,148 (Cdn$26,905) (2010 - $nil) was due on a secured third party promissory note.  The Company received a loan for Cdn$25,000 and provided the lender a Promissory Note redeemable on or before September 1, 2011 for Cdn$28,000 including loan fees and interest.  The loan is secured by 1,000,000 common shares of Deloro (Note 4).  As at July 31, 2011, the Company has recorded $1,905 (2010 - $nil) of interest and loan fees and a foreign exchange loss of $1,243 in relation to this note.

Subsequent to the year end the Company defaulted on repayment of the loan and the security of 1,000,000 common shares of Deloro was issued to the noteholder in full and final settlement of the note.

13.	CAPITAL STOCK

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

On May 20, 2010, the Company issued 3,000,000 common shares with a fair value of $0.08 per share on the acquisition of EHHO and FBHO (Note 5).

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

On July 14, 2011, the Company issued 30,000,000 common shares to the President in consideration for the acquisition of the Zerogap Intellectual Property (Note 9).

As of July 31, 2011 and 2010 the Company has no outstanding stock options or warrants.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

14.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.  The difference results from the following items:

	2011	2010

Net income (loss) before income taxes	$(222,348)	$(364,841)
Statutory tax rate	34%	34%

Expected tax expense	(75,598)	(124,000)
Unrecognized items for tax purposes	55	76,600
Other	(9,908)	-
Increase in valuation allowance	85,451	47,400

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2011	2010

Net operating losses	$206,042	$197,710
Equity investment	93,783	-
Valuation allowance	(299,825)	(197,710)
	-	-

Future income tax liabilities	(30,000)	(30,000)

Net deferred tax liabilities	$(30,000)	$(30,000)

The Company has approximately $606,000 of net operating loss carry forwards which may be used to offset future taxable income.  The losses expire between 2026 and 2031.

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

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

15.	SUBSEQUENT EVENTS

Subsequent to the year end the Company:

i)	Issued 187,300 common shares at $0.10 per share for aggregate proceeds of $18,730 (Cdn$18,000).

ii)	Issued 1,181,100 common shares at $.02 per share for aggregate proceeds of $23,622 (Cdn$24,000).

iii)	On September 2, 2011 the Company transferred 1,000,000 shares of its investment in Deloro in full settlement of the Cdn$28,000 note payable (Note 12).

iv)
On September 23, 2011 entered into a binding agreement, subject to due diligence, to acquire 100% of American Microbial Labs LLC which holds technology designed for cleaning produced water generated from the recovery of oil and gas wells as well as oil spills located both on land and in water.

v)
On October 25, 2011 the Company sold its remaining 75,000 units of capital in EHHO for $1,000,000.  Payment of the purchase price is by a non-interest bearing promissory note due on or before April 30, 2012.  The purchaser holds 4,000,000 common shares of the Company which are to be used as collateral for the payment.

16.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

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

From inception on April 9, 1999 to July 31, 2011 Stellar has expended $238,933 on general and administrative costs comprising consulting fees, filing fees, office expenses and travel costs.  The Company has also expended $23,004 on interest and finance fees; $17,989 on investor relations; $822,410 on management fees of which $750,000 relate to stock-based compensation; $289,198 on legal, audit and accounting fees; and $165,489 on resource property examination and exploration.  The Company has also incurred a loss on dilution of its equity interest in EHHO to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party, realized a gain on partial disposal of EHHO of $304,689 as a result of the sale of 1/6th of its holding in EHHO, realized an impairment loss of $314,908 on the investment in EHHO and finally recorded 50% of the losses of EHHO which amount to $30,781.

To date, the Company has not generated any revenues from operations and has working capital of $57,687 and an accumulated deficit of $1,778,022 at July 31, 2011.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of July 31 2011, the Company has determined that it does not have any asset retirement obligation.

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

Concurrent to the above changes of our officers and directors, Stellar announced on March 3, 2010 that the Company was entering into an agreement to acquire 100% of Elk Hills Heavy Oil, LLC and Four Bear Heavy Oil, LLC from Mr. Ray Jefferd and Mr. Glen Landry.  The assets of EHHO consist of more than 20,000 continuous acres of oil and gas leases in Carbon County, Montana. The assets of FBHO consist of more than 6,400 acres of oil and leases in Park County, Wyoming.  Stellar will have an area of mutual interest with the Sellers to acquire additional leases within one mile of the borders of the existing oil and gas leases, excluding the properties in Big Horn County Montana.

On June 14, 2010, Stellar acquired 100% of EHHO and 100% of FBHO from Mr. Ray Jefferd and Mr. Glen Landry. The Company acquired these oil and gas leases as part of its strategic plan to enter into the business of oil and gas production, development, exploration, and the accumulation of oil and gas reserves.

On July 8, 2010 the Company announced the completion of a non-brokered private placement with EHPC for 5,000,000 common shares at $.175 per share for gross proceeds of $875,000.

Concurrent with the private placement Stellar experienced a 50% dilution of its equity interest in EHHO as EHHO issued 90,000 Ownership Units to EHPC.

Further, Stellar and EHPC have each made $375,000 capital contributions (total $750,000) into EHHO enabling EHHO to undertake an exploration drilling program on the EHHO oil and gas leases in Carbon County, Montana.  Additionally EHPC has agreed in principal to lend EHHO $1,750,000 repayable from future revenue generated from hydrocarbons produced from the EHHO leases.  The loan obligation is has since been terminated by mutual agreement in order to enter into an agreement with Deloro.

On May 10, 2011, the Company announced it has entered into an agreement with Deloro and EHPC whereby Deloro can acquire up to a 1/3 interest in the ~ 20,000 acre Elk Hills Heavy Oil Project in Carbon County, Montana.

Under the terms of the agreement, Deloro can earn up to a 1/3 interest (60,000 ownership units) in EEHHO from Stellar and EHPC by issuing 3,000,000 shares to Stellar and 3,000,000 shares to EHPC, making a capital contribution of Cdn$600,000 on or before September 11, 2011 ($450,000 for approved exploration expenditures and the balance of funds to meet current and future operating liabilities of EHHO).  Deloro will become the Operator of the project.  The Deloro shares issued to Stellar and EHPC shall be subject to a four month and one day hold.  The TSX-V has approved this transaction.  Upon Deloro meeting all the terms and conditions of the acquisition Stellar shall retain a 1/3 interest in EHHO.

To date Deloro has issued the required shares to Stellar and EHPC and also made a Cdn$150,000 capital contribution to EHHO.  Accordingly to date, pursuant to the agreement Deloro has earned 30,000 ownership units (a 16.66% interest) in EHHO.  As Deloro failed to complete its full capital contribution of Cdn$600,000 by September 11, 2011, Deloro can no longer earn any further interest in EHHO.

On July 14 2011 the Company acquired from its President, Mr. Ray Jefferd, all right, title and interest to the ZeroGap intellectual property, free of any encumbrances or royalties. The purchase price for the acquisition is $3,000,000 which the company has satisfied by the issuance of 30,000,000 of its restricted common shares to Mr. Jefferd.

ZeroGap stands for Zero Emission Refining Onsite with Gas Assisted Production. The ZeroGap technology is still in the research and development stage but shows significant promise based on existing proven technologies of hydrocracking and hydrotreating for upgrading and refining crude oil.

A key benefit of the ZeroGap technology is its promise of upgrading oil in-situ.  The second key benefit is the potential to significantly increase the recovery of oil-in-place, particularly low API crude oil.

ZeroGap is also an environmentally friendly technology with a small footprint and potential for near zero toxic emissions. The technology involves the use of a gasifier to produce injection gases that will be used to upgrade underground crude oil and enhance its extraction/recovery.

Comparison of Twelve Months Ended July 31, 2011 and 2010

We have not generated any revenues from operations since our incorporation on April 9, 1999 through July 31, 2011.  During the year ended July 31, 2011 we incurred management fees of $51,140 (2010 - $21,270.  Professional fees, comprising legal, accounting and audit costs increased to $91,706 (2010 - $56,606) as a result of increased accounting activity and fees.  Interest and finance fees increased to $5,366 (2010 - $1,776) due to a one off financing fee being paid to secure working capital financing from a director of Cdn$35,000 in July 2010. Interest incurred on the notes payable was consistent with the prior year.  General and administrative expenses amounted to $77,278 (2010 - $58,942) predominantly as a result of moving the corporate offices to downtown Vancouver and incurring office rental, consulting, travel and other general office expenses.  We incurred $nil (2010 - $1,105) in resource property examination and exploration. The charge in the prior year was a result of abandoning the Texada Property.  Loss on dilution of equity interest in EHHO decreased to $nil (2010 - $196,000) as in 2010 EHHO issued equity to EHPC resulting in the Company’s investment being diluted to a 50% interest.  The Company recorded a gain on partial disposal of EHHO of $304,689 (2010 - $nil) as a result of the Company selling 1/6 of its interest to Deloro, offset by an impairment loss of $314,908 on the investment in EHHO.  The impairment was a result of management assessment of the investment’s estimated fair value  Management fee income of $15,000 (2010 - nil) was recorded as a result of overseeing the operations of EHHO and the share of loss of equity investment (EHHO) decreased to $1,639 (2010 - $29,142) as EHHO experienced lower administrative costs during 2011.

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

Net Loss

For the year ended July 31, 2011, we recorded an operating loss of $225,490, consisting of general and administrate fees (comprising office expenses filing fees consulting fees and office expenses) of $77,278; interest and financing costs of $5,366; cash management fees of $51,140; legal, accounting and audit fees of $91,706. The Company has also incurred a gain on partial disposal of EHHO of $304,689, , offset by an impairment loss of $314,908 on the investment in EHHO, management fee income of $15,000, and finally recorded its proportionate share of losses of EHHO amounting to $1,639, for a total net income of $92,560.

There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our activities.

Comparison for Fourth quarter Ended July 31, 2011 and 2010

During the three month period ended July 31, 2011 we incurred cash management fees of $10,339 (2010 - $21,270); professional fees comprising legal, accounting and audit costs increased to $11,891 (2010 - $7,866) as a result of an increase in legal fees.  General and administrative expenses comprising consulting, travel, filing fees and office expenses decreased to $6,892 (2010 - $43,360) as a result of the Company paying less rent at offices in Vancouver, and lower office and travel related costs.  Interest and financing costs increased to $2,803 (2010 - $1,458).  The Company experienced a non-cash loss on dilution of its equity interest in EHHO of $nil  (2010 - $196,000) as a result of EHHO issuing stock from treasury to a third party in the prior year; a gain on partial disposal of EHHO of $304,689 (2010 - $nil) was recorded as the Company sold a 1/6 share of its holding, offset by an impairment loss of $314,908 on the investment in EHHO (2010 – nil); and finally losses of its equity investment in EHHO were recorded amounting to $1,639 (2010 - $29,142) representing the Company’s proportionate share of losses of EHHO.

Liquidity and Further Capital Resources

At July 31, 2011, we had assets of $1,020,940 comprising cash of $1,221, an investment valued at $330,000, an equity investment in EHHO of $200,000, oil and gas properties in Wyoming of valued at $134,720.and an intangible asset valued at $40,091 for financial statement purposes.  Total stockholders’ equity was $717,405 at July 31, 2011.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of July 31, 2011, we have advances payable of $108,346 (July 31, 2010 - $108,346) relating to advances received from the former President.

At July 31, 2011 amounts owed to related parties totaled $46,559 (July 31, 2010 – $35,121) comprising the following:

	2011	2010
Due to Directors
Amounts payable for reimbursement of corporate expenses	$1,462	$1,206
Amounts payable for management fees	6,277	-

Note Payable
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	38,819	33,915
	$46,558	$35,121

As at July 31, 2011 $18,832 (2010 - $17,442) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of July 31, 2011), and $7,358 (2010 - $6,260) of accrued interest is payable.  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.

At July 31, 2011, $28,148 (Cdn$26,905) (2010 - $nil) was due on a secured third party promissory note.  The Company received a loan for Cdn$25,000 and provided the lender a Promissory Note redeemable on or before September 1, 2011 for Cdn$28,000 including loan fees and interest.  The loan was secured by 1,000,000 common shares of Deloro.  The Company defaulted on repayment of the promissory note and the security was released to the lender during October 2011.

On July 8, 2010 the Company announced that it raised $875,000 via Private Placement at $0.175 upon the issuance of 5,000,000 shares of common stock.  The majority of the funds raised have been allocated for the exploration program to be carried out on the oil and gas properties held in EHHO.

During the period from August 1, 2010 to date the Company has raised the following amounts by way of equity issuances:

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

On August 15, 2011 the Company accepted a share subscription for 187,300 common shares at $0.10 per share for aggregate proceeds of $18,730.

On October 25, 2011 the Company accepted a share subscription for 1,181,100 common shares at $.02 per share for aggregate proceeds of $23,622.

Investor Relations Contract

At July 31, 2011 no investor relations contracts are in force.

Item 7A.     Quantative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

As of July 31, 2011, the end of our fourth fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures are satisfactory.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011.  Effective June 1, 2010, the Company adopted an Audit Committee Charter and formed an audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone. The Audit Committee Charter as adopted follows below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information

Reports on Form 8-K, March 4, March 10, June 10, June 16, July 14 and July 30, 2010 respectfully.

PART III
Item 10.      Directors, Executive Officers and Corporate Governance

Date	Name	Age	Position
Mar. 3, 10 to Present	*Raymond Jefferd	60	President and Chief Executive Officer

June, 02 to Present	Michael Rezac	36	Secretary and Director

Apr. 12, 09 to Present	*Luigi Rispoli	53	Chief Financial Officer and Director

Mar. 3, 10 to Present	*Panfilo Rosatone	71	Director

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

Item 11.      Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the last three fiscal years to July 31, 2011.

ANNUAL COMPENSATION

Name	Title	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Award # Shares	Options/LTIP SAR Payouts	All Other Comp.
Raymond Jefferd	President/CEO	2011 2010	Nil Nil	Nil Nil	$22,351 $12,620	Nil Nil	Nil Nil	Nil Nil

Panfilo Rosatone	Director	2011 2010	Nil Nil	Nil Nil	$3,500 Nil	Nil Nil	Nil Nil	Nil Nil

Michael Rezac	Director/ Sec.	2011 2010 2009 2008 2007 2006 2005	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil

Luigi Rispoli	Director/ CFO	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	$25,416 $8,650 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

K. Whyte	Past Pres./CEO/CFO	2010 2009 2008 2007	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil 6,000,000	Nil Nil Nil Nil	Nil Nil Nil Nil

A. Reid	Past Pres./CEO	2007	Nil	Nil	Nil	Nil	Nil	Nil

Long Term Incentive Awards

The Company presently has no long-term incentive award program.  On October 3, 2007, under a restricted stock award agreement, the Company issued 6,000,000 post-split of restricted common stock with a fair value of $750,000 to the Company's then President.  Stock-based compensation expenses recognized during the year ended July 31, 2011 totaled $nil (2010 - $nil)

Fringe Benefits and Pre-requisites

The Company presently provides no fringe benefits to any Director.

As at July 31, 2011, none of our officers or directors had received any additional form of compensation for services rendered on our behalf other than what has been reported above, nor has any form of compensation accrued to any officer or director for such services.  Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered.  The Board of Directors have recommended the adoption of a Restricted Option Award in an effort to attract, retain, and reward quality executives, employees, and other persons who provide services to the Company, which will enable such persons to acquire or increase interest in the Company in order to strengthen the mutuality of interests between such persons and the Company's shareowners, and providing such person with annual and long term performance incentive to expend their maximum efforts in the creation of share owner value.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters.

The following table sets forth, as of July 31, 2011, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group.  Each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Common Stock	Ray Jefferd, President & CEO 375 N. Stephanie Street, Suite 1411, Las Vegas, Nevada, 89014	31,500,000	45.43%

Common Stock	Michael Rezac Secretary/Treasurer and Director 201-454 West 12th Street, Vancouver, B.C. V6R 2T3	724,830	1.86%

Common Stock	Luigi Rispoli Director and Chief Financial Officer 367 Johnston Street, New Westminster, B.C. V3M 5M4	1,481,624	3.79%

Common Stock	Panfilo Rosatone Director 12552 – 190A Street, Maple Ridge, B.C. V3Y 2J2	*3,058,074	7.83%

Common Stock	Kathy Whyte, Former Chief Executive Officer 151 – 10090 – 152nd Street, Suite 401, Surrey B.C. V3R 8X8	6,000,000	15.36%

Common Stock	All Officers and Directors as a Group consist of 4 people.	36,764,528	53.02%

*Panfilo Rosatone directly owns 2,755,854 common shares (7.05%).  Related party owns 302,220 of the common stock of the Company.

The percentage of class is based on 69,344,051 shares of common stock issued and outstanding as of July 31, 2011.

Description of Securities

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of July 31, 2011, there were 69,344,051 shares of our common stock issued and outstanding held by 34 stockholders of record.

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

As of July 31, 2011, we have advances payable of $108,346 (July 31, 2010 - $108,346) relating to advances received from a former President.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

At July 31, 2011 and 2010 the following amounts were included in the financial statements of the Company which were owed to/from related parties:

	2011	2010
i) Prepaid Expenses
Amount advanced to a director for travel expenses	$-	$4,000

ii) Due to Directors
Amounts payable for reimbursement of corporate expenses	$1,462	$1,206
Amounts payable for management fees	6,277	-

iii) Note Payable
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	38,819	33,915
	$46,558	$35,121

During the years ended July 31, 2011 and 2010 the following amounts were accrued or paid to related parties:

	2011	2010
iv) Interest paid or accrued
Interest paid to Director on settlement of promissory note	$-	$110
Interest accrued on promissory note owing to Director	2,106	-
	$2,106	$110
v) Finance fee paid
Finance fee paid to a Director in consideration for arranging a $33,915 (Cdn$35,000) promissory note.	$-	$1,350

iv) Management Fees
Fees paid to three Directors for services rendered	$51,140	$21,270

On October 4, 2006, under a restricted stock award agreement, the Company issued 6,000,000 post-split shares of restricted common stock with a fair value of $750,000 to the Company's then President.  These shares have a vesting provision as follows: 2,100,000 shares vested immediately, 1,950,000 shares vested on October 3, 2007 and the final 1,950,000 shares vest on October 3, 2008.  The fair value of the restricted stock award which amounted to $750,000 has been amortized on a straight line basis over the vesting period resulting in the entire balance having been expensed by July 31, 2009.

On March 3, 2010, as completed on June 10, 2010, the Company announced it was entering into an agreement to acquire 100% of EHHO and FBHO from Mr. Ray Jefferd and Mr. Glen Landry.

On June 10, 2010, the Company acquired 100% of the outstanding capital units of EHHO and FBHO.  The aggregate fair value of the purchase price for EHHO and FBHO was $490,000 which comprised the issuance of 3,000,000 common shares with a fair value of $240,000; and cash payments in the amount of $250,000.

On July 14, 2011, the Company acquired from its’ President, Mr. Ray Jefferd, all right, title and interest to the ZeroGap intellectual property, free of any encumbrances or royalties.  The purchase price for the acquisition is $3,000,000 which the company has satisfied by the issuance of 30,000,000 of its restricted common shares to Mr. Jefferd.

Item 14.      Principal Accounting Fees and Services

Dale Matheson Carr-Hilton LaBonte, LLP ("DMCHL") has billed us aggregate audit and audit related fees of approximately $40,400 during the year ended July 31, 2011.

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

The aggregate fees billed for professional services to DMCHL in 2011 and 2010 for services were:

Type of Fees	2011	2010

Audit fees	$25,000	$12,000
Audit related fees	15,400	8,600
Tax fees	-	-
All other fees	-	-

Total	$40,400	$20,600

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

PART IV

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

Date: November 15, 2011

By:          /s/ Ray Jefferd
Ray Jefferd,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Ray Jefferd	President Director	November 15, 2011
	Ray Jefferd	Chief Executive Officer

By:	/s/ Luigi Rispoli	Director Chief Financial Officer	November 15, 2011
Luigi Rispoli

By:	/s/ Michael Rezac	Director Secretary/Treasurer	November 15, 2011
Michael Rezac

By:	/s/ Panfilo Rosatone	Director	November 15, 2011
Panfilo Rosatone

STELLAR RESOURCES LTD.

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Option Agreement (1)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32	Officers Section

(1) Incorporated by reference from our registration statement on Form SB-2 effectively filed with the commission on February 20, 2004, File No. 333-103364.