Form 10-Q
period 2011-10-31
STELLAR RESOURCES LTD
filed 2011-12-20
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________________________ to __________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act).   Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark  whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   The total number of shares of Common Stock, par value $0.001 per share, outstanding as of December 15, 2011 is 70,712,451.

Part  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,	JULY 31,
	2011	2011
	(Unaudited)
ASSETS

Current
Cash	$3,474	$1,221
Available for sale investment (Note 3)	151,320	330,000
Note receivable (Note 4)	80,000	-
	234,794	331,221

Investment in EHHO (Note 8)	-	200,000
Oil and gas properties, unproven (Note 6)	140,840	134,720
Intangible asset (Note 7)	40,091	40,091

	$415,725	$706,032

LIABILITIES

Current
Accounts payable	$103,612	$64,292
Advances payable (Note 8)	108,346	108,346
Due to related parties (Note 9)	42,529	46,559
Notes payable (Note 10)	25,400	54,338
	279,887	273,535

FUTURE INCOME TAX LIABILITY	30,000	30,000
	309,887	303,535

STOCKHOLDERS’ EQUITY

Capital stock (Note 11)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
70,712,451 common shares (July 31, 2011: 69,344,051 common shares)	70,712	69,343
Additional paid-in capital	2,165,476	2,119,543
Deficit accumulated during the exploration stage	(2,054,197)	(1,778,022)
Accumulated other comprehensive loss	(76,153)	(8,367)
	105,838	402,497

	$415,725	$706,032

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31,		OCTOBER 31,
	2011	2010	2011

Expenses
General and administrative	$9,632	$26,759	$248,564
Interest and finance fees (Notes 10 and 11)	1,604	642	24,608
Investor relations	-	-	17,989
Management fees (Note 10)	3,000	21,233	825,410
Professional fees	55,648	40,376	343,846
Property examination and expenditure costs	-	-	165,489
Consulting - stock based compensation	4,950	-	4,950

Loss before other items	(74,834)	$(89,010)	(1,630,856)

Other items
Management fee income	-	15,000	15,000
Loss on disposal of investment (Note 4)	(2,532)	-	(2,532)
Loss on settlement of note payable (Note 10)	(78,809)	-	(78,809)
Gain (loss) on sale of EHHO (Note 5)	(120,000)	-	184,689
Dilution loss from EHHO	-	-	(196,000)
Impairment loss on EHHO	-	-	(314,908)
Loss from equity interest in EHHO	-	(612)	(30,781)

Net loss for the period	(276,175)	(74,622)	(2,054,197)

Other comprehensive loss

Revaluation of available for sale investments to market value	(71,312)	-	(71,312)
Realized loss on sale of investment reclassified to income	2,532	-	2,532
Foreign currency translation adjustment	894	(344)	(7,373)

Comprehensive loss for the period	$(344,061)	$(74,966)	$2,130,350

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	69,577,841	39,060,650

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31,		OCTOBER 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(276,175)	$(74,622)	$(2,054,197)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	(1,384)	647	11,134
Unrealized foreign exchange	511	-	4,456
Stock-based compensation	4,950	-	754,950
Accrued interest	627	641	23,313
Gain on disposal of investments	2,532	-	2,532
Loss on settlement of note payable	78,809	-	78,809
Share of loss of equity investment	-	612	30,781
Gain (loss) on disposal of EHHO	120,000	-	(184,689)
Impairment of EHHO	-	-	314,908
Dilution loss	-	-	196,000
Changes in operating assets and liabilities:
Amounts receivable		(15,000)	-
Prepaid expenses	-	3,933	-
Accounts payable and accrued liabilities	39,320	34,809	103,612
Net cash used in operating activities	(30,810)	(48,980)	(718,391)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	42,352	-	1,101,374
Proceeds from (repayment of) notes payable	-	-	114,300
Advances payable	-	-	108,346
Advances from related parties	(3,169)	500	38,485
Net cash provided by financing activities	39,183	500	1,362,505

Cash Flows from Investing Activities
Acquisition of oil and gas properties	(6,120)	(4,080)	(262,840)
Acquisition of Intellectual property	-	-	(2,800)
Investment in EHHO	-	-	(375,000)
	(6,120)	(4,080)	(640,640)

Net Increase (Decrease) in Cash	2,253	(52,560)	3,474

Cash, Beginning	1,221	58,300	-

Cash, Ending	$3,474	$5,740	$3,474

Continued…
The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		TO
	OCTOBER 31,		OCTOBER 31,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for:
Interest	$-	$-	$110
Income taxes	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

Common shares issued on acquisition of intellectual property	$-	$-	$37,291

Common stock of Deloro received as part proceeds on partial disposal of EHHO (Note 4)	$-	$-	$330,000

Common shares issued on acquisition of EHHO and FBHO	$-	$-	$240,000

Future income tax liability on property acquisition	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage.

On June 10, 2010, the Company completed the acquisition of 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”).  EHHO’s assets consist of oil and gas leases in Carbon County, Montana, and FBHO’s asset consists of oil and leases in Park County, Wyoming.  On July 7 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of capital to Elk Hills Petroleum Canada Inc. (“EHPC”).  On May 4, 2011, the Company entered into a letter agreement with Deloro Resources Ltd. (“Deloro”), EHPC and EHHO whereby Deloro may acquire up to a 1/3rd interest (being 60,000 ownership units) in EHHO.  As at July 31, 2011 Deloro has acquired a 1/6 interest in EHHO pursuant to this agreement, and the Company held a 41.67% interest in EHHO.  On October 25, 2011, the Company disposed of its remaining 75,000 units of capital in EHHO to EHPC and received in exchange a non-interest bearing promissory note for $1,000,000 which falls due on April 30, 2012.  (Note 4).

On September 23, 2011 the Company entered into a binding agreement, subject to due diligence, to acquire 100% of American Microbial Labs LLC. which holds technology designed for cleaning produced water generated from the recovery of oil and gas wells as well as oil spills located both on land and in water.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. To date, the Company has not generated any revenues from operations and had a working capital deficit of $45,093 and an accumulated deficit of $2,054,197 at October 31, 2011.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

The consolidated financial statements include the results of the Company and the results of its wholly-owned subsidiaries, FBHO, a company incorporated in Washington State on February 28, 2010 and Core54 Petroleum Canada Ltd. (“Core54”), a company incorporated in British Columbia on March 9, 2010. All intercompany balances and transactions have been eliminated in the consolidation.

The Company previously recorded its interest in EHHO using the equity method of accounting; however, on October 25, 2011 the Company disposed of its remaining 75,000 units of capital in EHHO. (Note 5)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Not Yet Adopted

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

3.	INVESTMENT

	OCTOBER 31	JULY 31
	2011	2011

Deloro – 2,000,000 common shares at market value (July 31, 2011 – 3,000,000 common shares)	$151,320	$330,000

Pursuant to a letter agreement dated May 4, 2011 between the Company, Deloro, EHPC and EHHO whereby Deloro can acquire up to a 1/3 ownership of EHHO (Note 5), the Company received 3,000,000 common shares of Deloro with a fair value of $330,000.  During the three months ended October 31, 2011 the Company recorded an unrealized loss of $68,680 in other comprehensive income.

As at July 31, 2011 the Company had pledged 1,000,000 common shares of Deloro as security against a note payable which became due on September 1, 2011.  On September 1, 2011, the Company was unable to repay the loan and the security of 1,000,000 common shares with a fair value of $107,468 was transferred to the noteholder in full and final settlement of the note, resulting in a loss of $2,532 on disposal of the shares. (Note 10)

4.	NOTE RECEIVABLE

	OCTOBER 31	JULY 31
	2011	2011

Promissory note receivable	$80,000	$-

On October 25, 2011, the Company transferred its remaining 75,000 units of capital in EHHO to EHPC in exchange for a non-interest bearing promissory note with a face value of $1,000,000 which falls due on or before April 30, 2012.

The purchaser holds 4,000,000 common shares of the Company, which have been pledged collateral for the promissory note.  The 4,000,000 shares are the subject of an option agreement between the purchaser and a 3rd party, whereby the third party can acquire the shares, subject to certain conditions, in tranches of 1,000,000 shares at an exercise price of $0.25 per share.  Should the option be exercised, the Company will receive the proceeds from the exercise of the option in satisfaction of the promissory note.  On April 30, 2012, any remaining shares held as collateral will be transferred to the Company in full and final settlement of the promissory note.  As a result, the initial recognition fair value of the promissory note has been estimated at $80,000 being the current market value of the underlying 4,000,000 shares of collateral, and the Company has recorded this amount as proceeds for this transfer.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

5.	INVESTMENT IN EHHO

On July 7, 2010, the Company entered into an agreement with EHPC, which resulted in the dilution of the Company’s interest in EHHO to a 50% equity holding.  On May 4, 2011, the Company entered into a letter agreement with Deloro, EHPC and EHHO, allowing Deloro to acquire up to a 1/3rd interest (being 60,000 ownership units) in EHHO in stages as follows:

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

ii)	On or before May 13, 2011, Deloro shall make a capital contribution of Cdn$150,000 to EHHO (received).

iii)	On or before September 30, 2011, Deloro will make further capital contributions aggregating Cdn$450,000 to EHHO in either cash or approved exploration expenditures (not received).

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

Deloro completed conditions (i) and (ii) above, but not condition (iii), and accordingly Deloro earned an aggregate of 30,000 ownership units of EHHO and the Company’s interest in EHHO was reduced from 50% to 41.67%.As a result, during the year ended July 31, 2011, the Company recorded a gain on the disposal of 15,000 units of capital of EHHO amounting to $304,689, as follows:

Sale proceeds received
3,000,000 common shares of Deloro	$330,000
Carrying value of 15,000 capital units sold to Deloro	(89,924)
Gain on disposal of 15,000 capital units of EHHO	240,076

Share of capital contribution to EHHO by Deloro	64,613

Total gain on disposal of 15,000 capital units of EHHO	$304,689

Transfer of remaining 75,000 capital units

On October 25, 2011, the Company transferred  its remaining 75,000 capital units in EHHO to EHPC.  Refer to Note 4.  As a result, the Company  recorded a loss on disposition of its interest of $120,000 as follows:

Initial recognition on promissory note	$80,000
Carrying value of 75,000 capital units	(200,000)

Total loss on disposal of 75,000 capital units of EHHO	$(120,000)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

6.	OIL AND GAS PROPERTIES

	OCTOBER 31	JULY 31
	2011	2011
Unproved properties
Acquisition costs	$128,000	$128,000
Annual lease costs	12,840	6,720

	$140,840	$134,720

7.	INTANGIBLE ASSET

On July 14, 2011, the Company purchased from its President the rights to ZeroGap Intellectual Property, which comprises a patent pending with the US Patent office.  The Company has acquired all right, title and interest in the ZeroGap Intellectual Property, free of any encumbrances or royalties.

ZeroGap stands for “Zero Emission Refine Onsite with Gas Assisted Production”.  The technology is still in the research and development stage, and is expected to have  the potential to upgrade oil reserves in situ thereby potentially increasing the recovery and extraction of existing oil reserves.

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

Related party transfer cost	$37,291
Other costs	2,800

Balance July 31, 2011 and October 31, 2011	$40,091

8.	ADVANCES PAYABLE

At October 31, 2011, an amount of $108,346 (July 31, 2011 - $108,346) was owing to a former president of the Company for cash advances and expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

9.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

	OCTOBER 31	JULY 31
	2011	2011
Balance Sheet items

i) Due to Directors
Amounts payable for reimbursement of corporate expenses	$4,569	$1,463
Amounts payable for management fees	-	6,277

ii) Other
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	37,960	38,819
	$42,529	$46,559

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

9.	RELATED PARTY TRANSACTIONS (Continued)

	THREE MONTHS ENDED
	OCTOBER 31,
	2011	2010
Income Statement Items

iii) Interest paid or accrued
Interest accrued on promissory note owing to Director	$523	$542

iv) Management fees
Charged to EHHO	$-	$15,000

Fees paid to two (2010 – three) Directors for services rendered	$3,000	$21,233

10.	NOTES PAYABLE

As at October 31, 2011 $18,158 (July 31, 2011 - $18,832) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of October 31, 2011), and $7,241 (July 31, 2011 - $7,358) of accrued interest is payable.

During the three month period ended October 31, 2011 the Company recorded a foreign exchange transaction gain of $894 (October 31, 2010 –$344) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

At October 31, 2011, $nil (July 31, 2011 - $28,148 (Cdn$26,905)) was due on a secured third party promissory note.  The Company received a loan for Cdn$25,000 and provided the lender a promissory note redeemable on or before September 1, 2011 for Cdn$28,000 including loan fees and interest.  The loan was  settled through the security pledged. (Note 3)

11.	CAPITAL STOCK

a)	Authorized

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

b)	Issued

On August 17, 2011 the Company accepted a share subscription for 187,300 common shares at $0.10 per share for aggregate proceeds of $18,730 (Cdn$18,000).

On October 25, 2011 the Company accepted a share subscription for 1,181,100 common shares at $0.02 per share for aggregate proceeds of $23,622 (Cdn$24,000).

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

11.	CAPITAL STOCK (Continued)

c)	Stock Options

On October 5, 2011, the Company granted 100,000 stock options to a consultant with an exercise price of $0.10 per share for a term of three years and which vested immediately.  The options have a fair value of $4,950, as calculated by the Black-Scholes option pricing model assuming an average expected remaining life of 3 years, a risk-free interest rate of 0.43%, a nil dividend yield and an expected volatility of 257%.  The remaining life is 2.92 years.

The following is a summary of the stock option activity during the three month period ended October 31, 2011 and the year ended July 31, 2011.

	THREE MONTHS ENDED		YEAR ENDED
	OCTOBER 31, 2011		JULY 31, 2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	-	$-

Granted	100,000	0.10	-	-

Outstanding, end of period	100,000	$0.10	-	$-

12.	PROPOSED ACQUISITION

On September 23, 2011 the Company entered into a binding agreement, subject to due diligence, to acquire 100% of American Microbial Labs LLC (“AML”) which holds technology designed for cleaning produced water generated from the recovery of oil and gas wells as well as oil spills located both on land and in water.

The Company may acquire 100% ownership of AML for the following consideration:
a)  500,000 common shares of the Company at $0.25 per share;
b)  $150,000 cash to be paid out on the closing date.

On execution of a definitive asset purchase agreement, the Company will also enter into employment agreements with two parties on terms and conditions as shall be negotiated and agreed, including but not limited to the following matters:
a)  Duration of the term;
b)  Base salary not to exceed Cdn$60,000 per annum;
b)  Incentive compensation not to exceed Cdn$200,000 including base salary for the first two years.

The agreement will close on or before January 31, 2012.

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

From inception on April 9, 1999 to October 31, 2011 we have expended $248,564 on general and administration expenses; $24,608 on interest and finance fees; $17,898 on investor relations; $825,410 on management fees of which $750,000 relates to non-cash to stock-based compensation; $343,846 on legal, audit and accounting fees; $165,489 on resource property examination and exploration and $4,950 on non-cash stock based compensation arising upon the valuation of stock options granted to a consultant.  Stellar Resources Ltd. (the "Issuer") has also charged management fees of $15,000 to Elk Hills Heavy Oil LLC (“EHHO”) for services rendered; incurred a loss on dilution of its equity interest in EHHO to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party; recorded a gain on sale of its holding of EHHO of $184,689; a loss on disposal of investments of $2,532; a loss on settlement of promissory note of $78,809, an impairment loss against EHHO of $314,908; and finally recorded the Company’s share of losses of EHHO amounting to of $30,781.  The Company has also unrealized losses on its investment of $71,312, and unrealized foreign currency translation losses of $7,373.

To date, we have not generated any revenues from operations and had a working capital deficit of $45,093 and an accumulated deficit of $2,054,197 at October 31, 2011.  Our continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about our ability to continue as a going concern.  We are currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that we will be able to continue operations in the future.

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

The fair value of the ARO is measured using expected future cash flow, discounted at our credit-adjusted risk-free interest rate.  As of October 31 2011, we have determined that it does not have any asset retirement obligation.

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

The Company has focused its oil and gas operations principally approximately 6,400 acres of oil and gas leases in Park County, Wyoming.  Stellar plans to operate a majority of its projects through the drilling and production phases.  The Company intends to leverage the risks associated with drilling by obtaining industry partners to share in the costs of drilling.  However, in some cases Stellar will retain a controlling interest in the prospects it drills.

Oil and Gas Technologies

On July 14, 2011 the Company acquired from its’ President, Mr. Ray Jefferd, all right, title and interest to the ZeroGap intellectual property, free of any encumbrances or royalties.

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

The purchase price for the acquisition had a stated valued of $3,000,000 which the Company has satisfied by the issuance of 30,000,000 of its restricted common shares to Mr. Jefferd. The shares have been recorded at the exchange amount of $37,291 being the legal fees incurred by Mr. Jefferd in developing the Intellectual Property.

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

The Company may acquire 100% ownership of AML for the following consideration:
a)  500,000 common shares of the Company at $0.25 per share;
b)  $150,000 cash to be paid out on the closing date.

On execution of a definitive asset purchase agreement, the Company will also enter into employment agreements with two parties on terms and conditions as shall be negotiated and agreed, including but not limited to the following matters:
a)  Duration of the term;
b)  Base salary not to exceed CDN$60,000 per annum;
b)  Incentive compensation not to exceed CDN$200,000 including base salary for the first two years.

The agreement will close on or before January 31, 2012.

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

Oil and Gas Properties

Elk Hills, Montana

In the spring of 2011 Loring Tarcore of Calgary, AB completed its testing of the cores from the Bauwens and Paugh wells.  Notwithstanding earlier positive analysis the Company concluded that the low gravity of the oil and porosity and permeability were not sufficient to justify continued investment in the project by the Company.

On October 25, 2011, the Company transferred its remaining 75,000 units of capital in EHHO to EHPC in exchange for a non-interest bearing promissory note with a face value of $1,000,000 which falls due on or before April 30, 2012.  The purchaser holds 4,000,000 common shares of the Company, which have been pledged as collateral for the promissory note.  The 4,000,000 shares are the subject of an option agreement between the purchaser and a 3rd party, whereby the third party can acquire the shares, subject to certain conditions, in tranches of 1,000,000 shares at an exercise price of $0.25 per share.  Should the option be exercised, the Company will receive the proceeds from the exercise of the option in satisfaction of the promissory note.  On April 30, 2012, any remaining shares held as collateral will be transferred to the Company in full and final settlement of the promissory note.  As a result, the initial recognition fair value of the promissory note has been estimated at $80,000 being the current market value of the underlying 4,000,000 shares of collateral, and the Company has recorded this amount as proceeds for this transfer.  Should the Company receive payments on the promissory note in excess of the $80,000 such excess will be recorded as a gain on settlement at the time of receipt.  As a result, the Company recorded a loss on disposition of its interest in EHHO during the period of $120,000.

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

Results of Operations for the Three Months Ended October 31, 2011

We have not generated any revenues from operations since our incorporation on April 9, 1999 through October 31, 2011.  During the three month period ended October 31, 2011 the Company incurred a net loss of $276,175, and a comprehensive loss of $344,061.  The loss for the comparable three month period of the prior year was $74,622 and the comprehensive loss was $74,966.  During the three month period ended October 31, 2011 we incurred management fees of $3,000 (2010 - $21,233).  Professional fees, comprising legal, accounting and audit costs increased to $55,468 (2010 - $40,376).  Interest expense increased to $1,604 (2010 - $642).  The interest increased due to the Company being charged late payment interest on overdue accounts payable and the Company taking on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year which is denominated in Canadian dollars.  The interest on the notes payable is based on a Canadian dollar denominated loan and interest charges have increased slightly as a result of increasing foreign exchange rates  Stock based compensation of $4,950 (2010 - $nil) was recorded as a result of valuing stock options granted to a consultant in the period.  General and administrative expenses which include travel, filing fees, office expenses and realized foreign exchange gains and losses amounted to $9,632 (2010 - $26,759).

The Company also recorded management fee income of $nil (2010 - $15,000) which in the comparative period was charged to EHHO for management services provided by the Company; recorded a loss on sale of its holding of EHHO of $120,000 (2010$ - nil) as the Company disposed of its remaining 75,000 capital units of EHHO to EHPC in the period; a loss on disposal of investments of $2,532 (2010 - $nil); a loss on settlement of promissory note of $78,809 ( 2010 - $nil), and finally recorded the Company’s share of losses EHHO amounting to of $nil (2010 - $612).  An unrealised loss on its investment of $71,312 (2010 - $nil) arose in the period and the Company experienced unrealized foreign exchange gains of $894 (2010 - loss of $344) in the period.

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

Liquidity and Further Capital Resources

At October 31, 2011, we had assets of $415,725 comprising cash of $3,474, an investment of 2,000,000 common shares of Deloro Resources Ltd. valued at $151,320; a note receivable recorded at $80,000, oil and gas properties in Wyoming of $140,840 and an investment in the ZeroGap technology recorded at $40,091.  Total stockholders’ equity was $105,838 at October 31, 2011.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance our operations we have relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of October 31, 2011, we have unsecured, non-interest bearing advances payable of $108,346 (2010 - $108,346) relating to advances received from the former President.

As at October 31, 2011, the Company had the following balances owing to related parties:

	OCTOBER 31	JULY 31
	2011	2011
Balance Sheet items

i) Due to Directors
Amounts payable for reimbursement of corporate expenses	$4,569	$1,463
Amounts payable for management fees	-	6,277

ii) Other
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	37,960	38,819
	$42,529	$46,559

During the three month periods ended October 31, 2011 and 2010 the Company incurred the following transactions with related parties:

	THREE MONTHS ENDED
	OCTOBER 31,
	2011	2010
Income Statement Items

iii) Interest paid or accrued
Interest accrued on promissory note owing to Director	$523	$542

iv) Management fees
Charged to EHHO	$-	$15,000

Fees paid to two (2010 – three) Directors for services rendered	$3,000	$21,233

Debt financing received at October 31, 2011 from third parties secured by Promissory Notes together with accrued interest amounted to $26,099 (Cdn$26,190).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

During the period from August 1, 2011 to date the Company has raised the following amounts by way of equity issuances:

On August 17, 2011 the Company accepted a share subscription for 187,300 common shares at $0.10 for aggregate proceeds of $18,730.

On October 25, 2011 the Company accepted a share subscription for 1,181,100 common shares at $0.02 for aggregate proceeds of $23,622.

On October 5, 2011, the Company granted to a consultant 100,000 stock options exercisable at $0.10 per share until October 5, 2014, which vested immediately.

Item 3.  Quantative and Qualitive Disclosures Above Market Risk.

Not applicable.

Item 4.  Controls and Procedures

As of October 31, 2011, the end of our third fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of October 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures are satisfactory for the size and nature of the company, although such controls may not be sufficient for complex areas of GAAP, disclosures and certain fair value determinations. In such instances the Company seeks external advice and expertise as considered necessary.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011.  Effective June 1, 2010, we adopted an Audit Committee Charter and formed an Audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone.

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

Effective October 5, 2011 the Company formed its Technical Advisory Board comprised of Ray Jefferd, Luigi Rispoli, Panfilo Rosatone and Dr. Michael Tenhover.

Technical Advisory Board Charter

PURPOSE

The primary function of the Technical Advisory Board (TAB) is to provide advice and input to the executive on technology issues and opportunities relating to the oil and gas business. The TAB shall be an advisory committee and shall not have any authority to act on behalf of the Company.

COMPOSITION AND TERM

The TAB shall consist of at least one member appointed by the Board of Directors of the Company and two or more persons who may be staff or consultants to the Company. All members of the TAB shall be appointed by the Chief Executive Officer of the Company. Term of membership shall be for one year with the expectation that additional annual appointments.

MEETINGS

The TAB shall meet at least annually, although meeting may be scheduled as deemed necessary or useful by the Chief Executive Officer of the Company. Meeting may be held electronically, voice and video conferences, so long as all members can communicate with each other during the meeting. The TAB shall keep minutes of its meetings and report regularly about its activities to the executive and the board of directors of the Company. Members shall be expected to make themselves generally available for discussions through electronic means at other times.

KEY RESPONSIBILITIES

The TAB is expected to:

1.  Provide advice and feedback to the Executive of the Company on technology plans and projects;

2.  Make the Company aware of technology opportunities related to the Company’s core mission;

3.  Promote and advocate for Company’s technologies and mission.

REMUNERATION

The Chief Executive Officer shall set the remuneration for the members of the TAB consistent with the member’s qualifications and expected contributions in assisting the Company achieve its key goals and objectives. Remuneration may be in the form of per diem fees or stock based compensation or both.

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

On October 25, 2011, the Company entered into a subscription agreement for 1,181,100 common shares at $0.02 per share for aggregate proceeds of $23,622.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None

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

Dated:   December 20, 2011

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President and Chief Executive Officer

By:	/s/ Luigi Rispoli
Luigi Rispoli
Director and Chief Financial Officer

By:	/s/ Michael Rezac
Michael Rezac
Director