Form 10-Q
period 2012-01-31
STELLAR RESOURCES LTD
filed 2012-03-22
CIK 1217027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________________ to ______________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 15, 2012 is 70,712,451.

ii

Part  I – FINANCIAL INFORMATION

Item 1.     Financial Statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012
(Unaudited)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	JANUARY 31	JULY 31,
	2012	2011
	(Unaudited)
ASSETS

Current
Cash	$5,278	$1,221
Available for sale investment (Note 3)	-	330,000
Note receivable (Note 4)	60,000	-
	65,278	331,221

Investment in EHHO (Note 5)	-	200,000
Oil and gas properties, unproven (Note 6)	-	134,720
Intangible asset (Note 7)	40,091	40,091

	$105,369	$706,032

LIABILITIES

Current
Accounts payable	$109,097	$64,292
Advances payable (Note 8)	108,346	108,346
Due to related parties (Note 9)	42,324	46,559
Notes payable (Note 10)	25,221	54,338
	284,988	273,535

DEFERRED INCOME TAX LIABILITY	-	30,000
	284,988	303,535

STOCKHOLDERS’ EQUITY

Capital stock (Note 11)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
70,712,451 common shares (July 31, 2011: 69,344,051 common shares)	70,712	69,343
Additional paid-in capital	2,165,476	2,119,543
Deficit accumulated during the exploration stage	(2,408,617)	(1,778,022)
Accumulated other comprehensive loss	(7,190)	(8,367)
	(179,619)	402,497

	$105,369	$706,032

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JANUARY 31,		JANUARY 31,		JANUARY 31,
	2012	2011	2012	2011	2012

Expenses

General and administrative	$9,854	$28,582	$19,486	$55,341	$258,418
Interest and finance fees (Notes 9 and 10)	627	611	2,231	1,253	25,235
Investor relations	-	-	-	-	17,989
Management fees (Note 9)	11,750	13,923	14,750	35,156	837,160
Professional fees	12,094	20,920	67,742	61,296	355,940
Property examination and expenditure costs	-	-	-	-	165,489
Consulting - stock based compensation	-	-	4,950	-	4,950

Loss before other items	(34,325)	(64,036)	(109,159)	(153,046)	(1,665,181)

Other items
Management fee income	-	-	-	15,000	15,000
Loss on disposal of investment (Note 3)	(195,375)	-	(197,907)	-	(197,907)
Loss on settlement of note payable (Notes 3 and 10)	-	-	(78,809)	-	(78,809)
Loss on impairment of note receivable (Note 4)	20,000	-	20,000	-	20,000
Gain (loss) on sale of EHHO (Note 5)	-	-	(120,000)	-	184,689
Dilution loss from EHHO	-	-	-	-	(196,000)
Impairment loss on EHHO	-	-	-	-	(314,908)
Loss from equity interest in EHHO	-	(987)	-	(1,599)	(30,781)
Write down of oil and gas properties (Note 6)	(134,720)	-	(134,720)	-	(134,720)

Loss before income taxes	$(384,420)	$(65,023)	$(660,595)	$(139,645)	$(2,438,617)

Continued

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

					CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JANUARY 31,		JANUARY 31,		JANUARY 31,
	2012	2011	2012	2011	2012

Recovery of deferred income taxes	30,000	-	30,000	-	30,000

Net loss for the period	$(354,420)	$(65,023)	$(630,595)	$(139,645)	$(2,408,617)

Other comprehensive loss

Foreign currency translation adjustment	283	(292)	1,177	(636)	(7,190)
Comprehensive loss for the period	$(354,357)	$(65,315)	$(629,418)	$(140,281)	$(2,415,807)

Basic and Diluted Net Loss Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	70,712,451	39,097,017	70,145,146	39,078,834

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	SIX MONTHS ENDED		TO
	JANUARY 31		JANUARY 31
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(660,595)	$(139,645)	$(2,408,617)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign exchange losses on settlement of notes payable	511	-	13,029
Unrealized foreign exchange	(1,871)	786	2,074
Stock-based compensation	4,950	-	754,950
Accrued interest	1,255	1,252	23,941
Loss on disposal of investments	197,907	-	197,907
Loss on settlement of note payable	78,809	-	78,809
Loss on impairment of note receivable	20,000	-	20,000
Share of loss of equity investment	-	1,599	30,781
Loss (gain) on disposal of EHHO	120,000	-	(184,689)
Impairment of EHHO	-	-	314,908
Dilution loss	-	-	196,000
Write off of oil and gas properties	134,720	-	104,720
Changes in operating assets and liabilities:
Amounts receivable		-	-
Prepaid expenses	-	7,328	-
Accounts payable and accrued liabilities	44,805	60,997	109,097
Net cash used in operating activities	(59,509)	(67,683)	(747,090)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	42,352	13,750	1,101,374
Proceeds from (repayment of) notes payable	-	-	114,300
Advances payable	-	-	108,346
Advances from related parties	(3,411)	-	38,243
Net cash provided by financing activities	38,941	13,750	1,362,263

Cash Flows from Investing Activities
Acquisition of oil and gas properties	-	(4,080)	(256,720)
Acquisition of Intellectual property	-	-	(2,800)
Proceeds from sale of investments	24,625	-	24,625
Investment in EHHO	-	-	(375,000)
Net cash provided by investing activities	24,625	(4,080)	(609,895)

Net Increase (Decrease) in Cash	4,057	(58,013)	5,278

Cash, Beginning	1,221	58,300	-

Cash, Ending	$5,278	$287	$5,278
Continued…

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			CUMULATIVE RESULTS OF OPERATIONS FROM APRIL 9, 1999 (INCEPTION)
	SIX MONTHS ENDED		TO
	JANUARY 31		JANUARY 31
	2012	2011	2012

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for:
Interest	$-	$-	$110
Income taxes	$-	$-	$-

Common shares issued on settlement of notes payable and accrued interest	$-	$-	$102,573

Common shares issued on acquisition of intellectual property	$-	$-	$37,291

Common stock of Deloro received as part proceeds on partial disposal of EHHO (Note 5)	$-	$-	$330,000

Common shares issued on acquisition of EHHO and FBHO	$-	$-	$240,000

The accompanying notes are an integral part of these financial statements

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 9, 1999 and is in the exploration stage.

On June 10, 2010, the Company completed the acquisition of 100% of Elk Hills Heavy Oil, LLC (“EHHO”) and Four Bear Heavy Oil, LLC. (“FBHO”).  EHHO’s assets consist of oil and gas leases in Carbon County, Montana, and FBHO’s asset consisted of oil and leases in Park County, Wyoming.  On July 7 2010, the Company’s interest in EHHO was diluted to 50% as a result of EHHO issuing 90,000 units of capital to Elk Hills Petroleum Canada Inc. (“EHPC”).  On May 4, 2011, the Company entered into a letter agreement with Deloro Resources Ltd. (“Deloro”), EHPC and EHHO whereby Deloro may acquire up to a 1/3rd interest (being 60,000 ownership units) in EHHO.  As at July 31, 2011 Deloro has acquired a 1/6 interest in EHHO pursuant to this agreement, and the Company held a 41.67% interest in EHHO.  On October 25, 2011, the Company disposed of its remaining 75,000 units of capital in EHHO to EHPC and received in exchange a non-interest bearing promissory note which falls due on April 30, 2012 (Note 4).  During the six month period ended January 31, 2012, the FBHO abandoned its oil and gas leases as the Company was unable to fund the annual lease payments required.

On September 23, 2011 the Company entered into a binding agreement, subject to due diligence, to acquire 100% of American Microbial Labs LLC., which holds technology designed for cleaning produced water generated from the recovery of oil and gas wells and oil spills located both on land and in water.  Due to lack of financing the Company was unable to complete the acquisition.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.  To date, the Company has not generated any revenues from operations and has a working capital deficit of $199,710 and an accumulated deficit of $2,408,617 at January 31, 2012.  The Company’s continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating with parties to provide equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.

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
JANUARY 31, 2012
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Not Yet Adopted

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

3.	INVESTMENT

	JANUARY31	JULY 31
	2012	2011

Deloro – Nil common shares at market value (July 31, 2011 – 3,000,000 common shares)	$-	$330,000

Pursuant to a letter agreement dated May 4, 2011 between the Company, Deloro, EHPC and EHHO whereby Deloro can acquire up to a 1/3 ownership of EHHO (Note 5), the Company received 3,000,000 common shares of Deloro with a fair value of $330,000.

As at July 31, 2011, the Company had pledged 1,000,000 common shares of Deloro as security against a note payable which became due on September 1, 2011.  On September 1, 2011, the Company was unable to repay the loan and the security of 1,000,000 common shares with a fair value of $107,468 were transferred to the note holder in full and final settlement of the note, resulting in a loss of $2,532 on disposal of the shares. (Note 10)

On January 19, 2012, the Company sold its 2,000,000 common shares of Deloro for aggregate proceeds of $ 24,625 (Cdn$25,000) and realized a further loss of $195,375.

4.	NOTE RECEIVABLE

	JANUARY 31	JULY 31
	2012	2011

Promissory note receivable	$60,000	$-

On October 25, 2011, the Company sold remaining 75,000 units of capital in EHHO to EHPC in exchange for a non-interest bearing promissory note with a face value of $1,000,000 which falls due on or before April 30, 2012.

EHPC holds 4,000,000 common shares of the Company, which have been pledged as collateral for the promissory note.  The 4,000,000 shares are the subject of an option agreement between the purchaser and a 3rd party, whereby the third party can acquire the shares, subject to certain conditions, in tranches of 1,000,000 shares at an exercise price of $0.25 per share.  Should the option be exercised, the Company will receive the proceeds from the exercise of the option in satisfaction of the promissory note.  On April 30, 2012, any remaining shares held as collateral will be transferred to the Company in full and final settlement of the promissory note.  As a result, the initial recognition fair value of the promissory note has been estimated at $80,000 being the market value of the underlying 4,000,000 shares of collateral, and the Company has recorded this amount as proceeds for this transfer.

At January 31, 2012 the note was impaired by $20,000 to $60,000 being the market value of the underlying 4,000,000 shares of collateral at January 31, 2012.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
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

Deloro completed conditions (i) and (ii) above, but did not complete condition (iii), and accordingly Deloro earned an aggregate of 30,000 ownership units of EHHO and the Company’s interest in EHHO was reduced from 50% to 41.67%.As a result, during the year ended July 31, 2011, the Company recorded a gain on the disposal of 15,000 units of capital of EHHO amounting to $304,689, as follows:

Sale proceeds received
3,000,000 common shares of Deloro	$330,000
Carrying value of 15,000 capital units sold to Deloro	(89,924)
Gain on disposal of 15,000 capital units of EHHO	240,076

Share of capital contribution to EHHO by Deloro	64,613

Total gain on disposal of 15,000 capital units of EHHO	$304,689

Sale of remaining 75,000 capital units

On October 25, 2011, the Company sold its remaining 75,000 capital units in EHHO to EHPC (Note 4).  As a result, the Company recorded a loss on disposition of its interest of $120,000 as follows:

Initial recognition on promissory note	$80,000
Carrying value of 75,000 capital units	(200,000)

Total loss on disposal of 75,000 capital units of EHHO	$(120,000)

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

6.	OIL AND GAS PROPERTIES

	JANUARY 31	JULY 31
	2012	2011
Unproved properties
Acquisition costs	$134,720	$134,720
Write down of property	(134,720)	-

	$-	$134,720

During the six month period ended January 31, 2012, the Company abandoned all its interests in the oil and gas properties held, and recorded a write down of the oil and gas properties of $134,720 and a future income tax recovery of $30,000.

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

Related party transfer cost	$37,291
Other costs	2,800

Balance January 31, 2012 and July 31, 2011	$40,091

8.	ADVANCES PAYABLE

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

In addition to the related party transactions disclosed elsewhere in these financial statements the Company incurred the following balances and transactions during the year:

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

9.	RELATED PARTY TRANSACTIONS (Continued)

	JANUARY 31	JULY 31
	2012	2011
Balance Sheet items

i) Due to Directors
Amounts payable for reimbursement of corporate expenses	$4,327	$1,463
Amounts payable for management fees	-	6,277

ii) Other
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	37,997	38,819
	$42,324	$46,559

	SIX MONTHS ENDED
	JANUARY 31,
	2012	2010
Operating Statement Items

iii) Interest paid or accrued
Interest accrued on promissory note owing to Director	$1,047	$1,049

iv) Management fees
Charged to EHHO	$-	$15,000

Fees paid to two (2010 – three) Directors for services rendered	$14,750	$35,156

10.	NOTES PAYABLE

As at January 31, 2012 $17,926 (July 31, 2011 - $18,832) was due on third party demand promissory notes bearing interest at the Bank of Canada prime rate plus 2% (3.25% as of January 31, 2012), and $7,295 (July 31, 2011 - $7,358) of accrued interest is payable.

During the six month period ended January 31, 2012 the Company recorded a foreign exchange transaction gain of $1,177 (January 31, 2011 - loss of $636) in connection with these notes payable and accrued interest payable as a result of fluctuations in the foreign exchange rate.

At January 31, 2012, $nil (July 31, 2011 - $28,148 (Cdn$26,905)) was due on a secured third party promissory note.  The Company received a loan for Cdn$25,000 and provided the lender a promissory note redeemable on or before September 1, 2011 for Cdn$28,000 including loan fees and interest.  The loan was settled through the security pledged (Note 3) resulting in a realized loss of $78,809.

11.	CAPITAL STOCK

a)	Authorized

The Company’s capitalization is 200,000,000 authorized common shares with a par value of $0.001 per share.

STELLAR RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

11.	CAPITAL STOCK (Continued)

b)	Issued

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

The following is a summary of the stock option activity during the six month period ended January 31, 2012 and the year ended July 31, 2011.

	SIX MONTHS ENDED		YEAR ENDED
	JANUARY 31, 2012		JULY 31, 2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	-	$-

Granted	100,000	0.10	-	-

Outstanding, end of period	100,000	$0.10	-	$-

12.	SUBSEQUENT EVENT

The Company received Cdn$30,000 from a director and issued a promissory note which is repayable upon demand and bears interest at 6% per annum.

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

From inception on April 9, 1999 to January 31, 2012 we have expended $258,418 on general and administration expenses; $25,235 on interest and finance fees; $17,989 on investor relations; $837,160 on management fees of which $750,000 relates to non-cash to stock-based compensation; $355,940 on legal, audit and accounting fees; $165,489 on resource property examination and exploration and $4,950 on non-cash stock based compensation arising upon the valuation of stock options granted to a consultant.  Stellar Resources Ltd. (the "Issuer") has also charged management fees of $15,000 to Elk Hills Heavy Oil LLC (“EHHO”) for services rendered; incurred a loss on dilution of its equity interest in EHHO to 50% of $196,000 as a result of EHHO issuing stock from treasury to a third party; recorded a gain on sale of its holding of EHHO of $184,689; a loss on disposal of investments of $197,907; a loss on settlement of promissory note of $78,809, an impairment loss against EHHO of $314,908; and finally recorded the Company’s share of losses of EHHO amounting to of $30,781.and finally recorded a write down of its oil and gas properties of $104,720.  The Company has also unrealized foreign currency translation losses of $7,190.

To date, we have not generated any revenues from operations and had a working capital deficit of $219,710 and an accumulated deficit of $2,408,617 at January 31, 2012.  Our continuance of operations is contingent on raising additional working capital, and on the future development of its potential resource property interests.  Accordingly, these factors raise substantial doubt about our ability to continue as a going concern.  We are currently negotiating with several parties to provide equity financing sufficient to finance additional exploration work and provide working capital for the next twelve months.  Although there is no assurance that management’s plans will be realized, management believes that we will be able to continue operations in the future.

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

The fair value of the ARO is measured using expected future cash flow, discounted at our credit-adjusted risk-free interest rate.  As of January 31 2012, we have determined that it does not have any asset retirement obligation.

We currently have no plans to purchase or sell any additional property or significant equipment in the next 12 months.

We do not expect any significant changes in the number of employees over the next 12 months. During 2010 the Company’s focus changed to oil and gas exploration and development.  We presently operate with minimum overhead costs and need to raise additional funds in the next 12 months, either in the forms of loans or issuance of equity, in order to continue our operations.  We are primarily an oil and gas technology and exploration and development company. We are committed to developing and acquiring oil and gas technologies that have high impact on the profitability of oil and gas projects. Our strategy is to apply these high profit impact technologies our own oil and gas exploration and production projects.

The Company has disposed all it oil and gas properties, by way of sale or lease expiration or non-renewal of leases.  Stellar plans to operate a majority of its projects through the drilling and production phases.  The Company intends to leverage the risks associated with drilling by obtaining industry partners to share in the costs of drilling.  However, in some cases Stellar will retain a controlling interest in the prospects it drills.

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
c)  Incentive compensation not to exceed CDN$200,000 including base salary for the first two years.

The agreement was to close on or before January 31, 2012.  The agreement to acquire American Microbial did not close as required.  Consequently Stellar and American Microbial are no longer bound by the agreement.  The parties remain in discussion with the view to entering into a new agreement upon mutually acceptable terms.

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

Oil and Gas Properties

Elk Hills, Montana

In the spring of 2011, Loring Tarcore of Calgary, AB completed its testing of the cores from the Bauwens and Paugh wells.  Notwithstanding earlier positive analysis the Company concluded that the low gravity of the oil and porosity and permeability were not sufficient to justify continued investment in the project by the Company.

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

Four Bear Property, Wyoming

Four Bear Heavy Oil LLC, a wholly owned subsidiary of Stellar, has chosen not to renew its oil and gas leases on 5,800 acres in Park County, Wyoming, USA.  Stellar was not able to negotiate access to produced water treatment facilities owned and operated by nearby production companies as these facilities are being fully utilized.  Stellar determined it was prudent to not renew the leases due to the high costs of building its own produced water treatment facilities and the fact that the Four Bear Heavy Oil leases had only one year remaining.  Further the adjoining property owners had no interest in acquiring the leases from Stellar for the same reasons.  Accordingly Stellar wrote down its interests of the leases and recorded a charge of $104,720 during the quarter ended January 31, 2012.

Results of Operations for the Six Months Ended January 31, 2012

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2012.  During the six month period ended January 31, 2012 the Company incurred a net loss of $630,595, and a comprehensive loss of $629,418.  The loss for the comparable three month period of the prior year was $139,645 and the comprehensive loss was $140,281.  During the six month period ended January 31, 2012 we incurred management fees of $14,750 (2011 - $35,156).  Professional fees, comprising legal, accounting and audit costs increased to $67,742 (2011 - $61,296).  Interest expense increased to $2,231 (2011 - $1,253).  The interest increased due to the Company being charged late payment interest on overdue accounts payable and the Company taking on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year which is denominated in Canadian dollars.  The interest on the notes payable is based on a Canadian dollar denominated loan and interest charges have increased slightly as a result of increasing foreign exchange rates.  Stock based compensation of $4,950 (2011 - $nil) was recorded as a result of valuing stock options granted to a consultant in the period.  General and administrative expenses which include travel, filing fees, office expenses and realized foreign exchange gains and losses amounted to $19,486 (2011 - $55,341).

The Company also recorded management fee income of $nil (2011 - $15,000) which in the comparative period was charged to EHHO for management services provided by the Company; recorded a loss on sale of its holding of EHHO of $120,000 (2011$ - nil) as the Company disposed of its remaining 75,000 capital units of EHHO to EHPC in the period; a loss on disposal of investment of $197,907 (2011 - $nil) which related to the disposition of the Deloro Resources Ltd. shares for Cdn$25,000; a loss on settlement of promissory note of $78,809 (2011 - $nil), recorded a write down of its oil and gas properties of $104,720 (2011 - $nil); recorded a write down of $20,000 on the note receivable and finally recorded the Company’s share of losses EHHO amounting to of $nil (2011 - $1,599).

Included in comprehensive loss is the recognition of the reduction in market value of its investment in Deloro of $197,907 (2011 - $nil) and the transfer of the losses realized upon sale of the investment to the income statement of $197,907 (2011 - $nil).  The Company also experienced unrealized foreign exchange gains of $1,177 (2011 - loss of $636) in the period.

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

Results of Operations for the Three Months Ended January 31, 2012

We have not generated any revenues from operations since our incorporation on April 9, 1999 through January 31, 2012.  During the three month period ended January 31, 2012 the Company incurred a net loss of $354,420, and a comprehensive loss of $285,357.  The loss for the comparable three month period of the prior year was $65,023 and the comprehensive loss was $65,315.  During the three month period ended January 31, 2012 we incurred management fees of $11,750 (2011 - $13,923).  Professional fees, comprising legal, accounting and audit costs decreased to $12,094 (2011 - $20,920).  Interest expense increased to $627 (2011 - $611).  The interest increased due to the Company being charged late payment interest on overdue accounts payable and the Company taking on an additional loan from a Director with an interest rate of 6% in the latter part of the prior year which is denominated in Canadian dollars.  The interest on the notes payable is based on a Canadian dollar denominated loan and interest charges have increased slightly as a result of increasing foreign exchange rates.  General and administrative expenses which include travel, filing fees, office expenses and realized foreign exchange gains and losses amounted to $9,854 (2011 - $28,582).  The Company also recorded a loss on disposal of investment of $195,375 (2011 - $nil) which related to the disposition of the Deloro Resources Ltd. shares for Cdn$25,000; and recorded a write down of its oil and gas properties of $104,720 (2011 - $nil); recorded a write down of $20,000 on the note receivable and finally recorded the Company’s share of losses EHHO amounting to of $nil (2011 - $987).

Included in comprehensive loss is the recognition of the reduction in market value of its investment in Deloro of $126,595 (2011 - $nil) and the transfer of the accumulated losses realized upon sale of the investment to the income statement of $195,375 (2011 - $nil).  The Company also experienced unrealized foreign exchange gains of $283 (2011 - loss of $292) during the period.

Sales and Marketing Expenses: We have incurred no sales and marketing expenses since the date of inception due to the fact that we are in the pre-exploration stage of our business.

Liquidity and Further Capital Resources

At January 31, 2012, we had assets of $105,369 comprising cash of $5,278; a note receivable recorded at $60,000, and an investment in the ZeroGap technology recorded at $40,091.  Total stockholders’ deficiency was $159,619 at January 31, 2012.  We are a pre-exploration and exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance our operations we have relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans, debt and equity financing.

As of January 31, 2012, we have unsecured, non-interest bearing advances payable of $108,346 (July 31, 2011 - $108,346) relating to advances received from the former President.

As at January 31, 2012, the Company had the following balances owing to related parties:

	JANUARY 31	JULY 31
	2012	2011
Balance Sheet items

i) Due to Directors
Amounts payable for reimbursement of corporate expenses	$4,327	$1,463
Amounts payable for management fees	-	6,277

ii) Other
Note payable (Cdn$35,000) including accrued interest to Director, unsecured bearing interest at 6% per annum. The loan was due on July 25, 2011. There are no default charges and interest continues to accrue.	37,997	38,819
	$42,324	$46,559

During the six month periods ended January 31, 2012 and 2011 the Company incurred the following transactions with related parties:

	THREE MONTHS ENDED
	January 31,
	2012	2011
Income Statement Items

iii) Interest paid or accrued
Interest accrued on promissory note owing to Director	$1,047	$1,049

iv) Management fees
Charged to EHHO	$-	$15,000

Fees paid to two (2010 – three) Directors for services rendered	$14,750	$35,156

Debt financing received at January 31, 2012 from third parties secured by Promissory Notes together with accrued interest amounted to $25,221 (Cdn$25,324).  Interest is calculated on the basis of a 365 or 366 day year on the unpaid principal balance from day to day and computed from the date of the Promissory Note until the principal amount is paid completely at Bank of Canada prime rate per annum plus two percent.  These notes are payable upon demand.  If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

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

Item 3.     Quantative and Qualitive Disclosures Above Market Risk.

Not applicable.

Item 4.     Controls and Procedures

As of January 31, 2012, the end of our third fiscal quarter covered by this report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Mr. Luigi Rispoli.  Based upon that evaluation, our Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are satisfactory for the size and nature of the company, although such controls may not be sufficient for complex areas of GAAP, disclosures and certain fair value determinations. In such instances the Company seeks external advice and expertise as considered necessary.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.  Effective June 1, 2010, we adopted an Audit Committee Charter and formed an Audit Committee comprised of Ray Jefferd, Luigi Rispoli and Panfilo Rosatone.

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

None.

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

Dated:   March 21, 2012

STELLAR RESOURCES LTD.

By:	/s/ Ray Jefferd
Ray Jefferd
President and Chief Executive Officer

By:	/s/ Luigi Rispoli
Luigi Rispoli
Director and Chief Financial Officer

By:	/s/ Michael Rezac
Michael Rezac
Director